Form 10-K
period 1999-12-31
RMX REIT INC
filed 2000-03-31
CIK 1051718

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
-----------------------------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------------------------
Commission File Number:       333-42975
-----------------------------------------------------------------------
                              RMX REIT, INC.
------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
 WASHINGTON                                                 91-1869110
------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)
 4720 200th St SW, Suite 200, Lynnwood, WA 98036
------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)
         (425) 744-0386
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                /X/Yes  / /No


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                           RMX REIT, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 1999

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               4

     Item 3:    Legal Proceedings                                     4

     Item 4:    Submission of Matters to Security Holders             5

PART II
     Item 5:   Market for Common Equity & Related Stockholders        5
               Matters

     Item 6:   Management Discussion & Analysis                       5

     Item 7:   Financial Statements                                   8

     Item 8:   Changes in & Disagreements with Accountants on        12
               Accounting & Financial Disclosure

PART III
     Item 9:   Directors & Executive Officers                        12

     Item 10:  Executive Compensation                                14

     Item 11:  Security Ownership of Certain Beneficial Owners and   14
               Management

     Item 12:  Certain Relationships and Related Transactions        14

     Item 13:  Exhibits and Reports on 8-K                           15

                                PART I

ITEM 1     DESCRIPTION OF BUSINESS

Business Development and Description
RMX REIT, Inc., is a Washington State Corporation (referred to as the "company") incorporated June 19, 1997. The company has not issued any stock prior to December 31, 1999. Subsequent to December 31, 1999, the minimum offering was sold in the first quarter of 2000. The company intends to acquire, manage and dispose of rental property and mortgage-collateralized financial instruments with the objectives of earning current income and obtaining capital appreciation. As of December 31, 1999 no properties or financial instruments had been acquired.

Security
There were no loans as of December 31, 1999.

Borrowers and Competition
The primary competition in the Pacific Northwest for income producing properties ranges from very large corporations to individuals. There is no shortage of investors who will purchase income producing property. In addition, loans of this type contemplated to be purchased are also available from a large number of Mortgage Companies and investment groups; several finance companies, e.g. Associates Financial Services, Beneficial Financial Services and Quality Mortgage, ITT Financial Services etc, and individual investors who actively purchase interests in what is commonly referred to as Mortgage Paper Securities. The yield expectation of these lenders is similar to the yield expectations of the company. The competition is financially strong, stable and well funded. The company believes it can effectively compete because of its management team, and their experience in the industry.

ITEM 2     DESCRIPTION OF PROPERTY

The company's property is expected to be loans receivable secured by real property, also referred to as mortgage paper securities. The company plans tp acquire mortgage paper securities that will yield annual interest between 10% to 14%, in the range of between $25,000 to $150,000, amortized over 15 to 20 years with a balloon payment due in 5 to 7 years, with an loan to value of not more than 70% of appraised value.

The company also plans to acquire a portfolio of income producing property that will yield a net return of between 14% to 18% yield to the investors. The company plans to leverage its capital by borrowing at more favorable rates, thus increasing the net yield to the investors. As of this date, no property has been purchased.

ITEM 3     LEGAL PROCEEDINGS

The company is not presently involved, nor does it expect to be involved, in any legal proceedings, except eviction and collection action. Since the company will be involved in renting property and purchasing loans secured by real property, it will, by its very nature, always be involved in activities to enforce collection against tenants who fail to pay the rent and borrowers who fail to make payments when due. Counsel for the company is of the opinion that collection actions against tenants who are in default and on delinquent loan accounts does not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company will hold quarterly meetings and will provide quarterly reports to shareholders no later than thirty days after the quarter end. No matters were submitted for a vote to security holders in 1999 as the minimum of stock was not sold until the first quarter of 2000.

                             PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no public market for the shares and such a market is not expected to develop. Investors have no right of redemption from the company and can not expect the company to repurchase their stock. The company will attempt, however, to assist the shareholder in their attempts to sell their stock by providing the selling shareholder with the existing shareholder list and advising the selling shareholder of any existing shareholders who have expressed a desire to purchase more shares. The company intends to require existing shareholders to sell the shares at the offering price of $5.00 per share.

The company can delay the acceptance of new investor's funds as frequently as necessary in the event of more funds coming in from new investors or loans being paid off than loans available to purchase or income producing properties available to purchase. Also, no individual may own more than 9.8% of the shares issued by the company without the written authorization from the Secretary and an opinion of Counsel.

As of December 31, 1999 there were no shareholders of record. The company plans to issue stock in the first and second quarter of 2000 to shareholders.

The company allows shareholders to receive cash dividends or elect to reinvest their quarterly dividends into new shares of stock and compound their investment. The shareholder may elect to change this election at any time prior to the end of the quarter. There is no policy that would prohibit a shareholder from changing the election on a quarterly basis.

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
           RESULTS OF OPERATIONS

Plan of Operation and Liquidity

Revenue from the sale of stock, principal payments, rents and loan payoffs will provide the company with the source of funds to invest in income producing property and to purchase new loans. The company believes that real estate agencies operating in the market will be able to provide the company with sufficient income producing property to meet the company investment objectives. In addition, the company expects that CLS will be able to provide sufficient loans that meet the company's investment objectives now and in the future.

The rents and interest paid on loans will provide the funds necessary to pay the expenses and make dividend distributions to the shareholders. The company manages its cash by not investing property or loans toward the end of the quarter in order to provide the necessary funds to pay the cash dividends as authorized by the Board of Directors shortly after the end of each calendar quarter. The company expects to continue this type of cash management procedure for the foreseeable future.

In order to pass through income to its shareholders without being taxed at the company level, the company will comply with the REIT provisions of the Internal Revenue Code. The company's first year of operation will be in 2000, and the first year that it will have to meet REIT provisions of the Internal Revenue Code will be in tax year 2001.

Results of Operations and Financial Conditions
As of December 31, 1999 the company had not yet begun operations and therefore results of operations and financial conditions will be reported in subsequent filings to the Securities and Exchange Commission.

Return on Assets, Equity, and Equity to Assets Ratio
As of December 31, 1999 the company had not yet begun operations and therefore the ratios will be reported in subsequent filings.

Plan of Operation for Next Twelve Months
The company is committed to offer its stock for sale to the public for the foreseeable future. The company expects to fully invest all available funds through the purchase of real estate and loans. At present and in the foreseeable future, the economy in the Pacific Northwest continues to expand. Real estate values are increasing and therefore, the value of real estate
security remains strong.   The company forecasts a stable demand for services,
since the economy in the Puget Sound area remains strong.

The company expects that all of the proceeds from this offering will be absorbed into property and loans. In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the company to purchase loans, the Board of Directors has directed the Secretary to delay acceptance of new investor's funds as necessary.

The company projects that investors will purchase, on average, five hundred thousand dollars ($500,000) monthly, after the minimum offering is sold and then continuing until the offering is sold out. The company intends to initiate future offerings on a two year cycle.

The company has limited debt and is entirely capitalized through the sale of its stock on the basis of $5.00 per share.

Uncertainties
Investment in the shares of the Company is subject to certain risks, including, but not limited to, the fact the company has just begun operations and has no operating results. There is no assurance that the company can purchase suitable income producing property to meet the investment guidelines. Market interest rates may rise and fall inconsistent with the company's investment policy and objectives. The result of the company operations will depend on the availability of income producing real property and mortgage backed securities to purchase. There is no assurance that company will be able to purchase an adequate number of qualified real estate secured loans. The gross income will depend upon the nature, terms and conditions in the rental and financial markets, which is impacted by the fiscal and monetary policies of the United States Government and the Federal Reserve Board, competition, regulation and other factors, none of which can be predicted with any certainty.

ITEM 7     FINANCIAL STATEMENTS

     Index to Financial Statements as of June 30, 1999
                                                             Page

Independent Auditor's Report                                  9

Balance Sheet                                                10

Notes to Balance Sheet                                       11

                              (Letterhead)
                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
RMX Reit, Inc
Lynnwood, Washington



We have audited the accompanying balance sheet of RMX Reit, Inc., as a Washington Corporation as of June 30, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of RMX Reit, Inc. as of June 30, 1999, in conformity with generally accepted accounting principles.


/s/ Peterson Sullivan PLLC


July 20, 1999

                               RMX Reit, Inc
                               Balance Sheet
                               June 30, 1999

Assets

Deferred Costs of raising Capital                     $30,128

                                                  ===========

Liabilities and Stockholders Equity

Due to CLS                                            $30,128

Common Stock, 2,400,000 shares authorized,
 no shares issued and outstanding                           -
                                                  -----------

                                                      $30,128
                                                  ===========

See Notes to Balance Sheet

                           Notes to Balance Sheet
                               June 30, 1999


Note 1. Organization and Significant Accounting Policies

Organization

RMX Reit, Inc. ("RMX") is incorporated under the laws of the State of Washington. RMX plans to operate as a real estate investment trust. As of June 30, 1999, RMX has no operations.

Deferred Costs of Raising Capital

As of June 30, 1999, RMX has paid $30,128 in costs associated with raising capital. Management believes all of these costs are costs associated with raising capital (preparation of prospectus and related printing costs).

In 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-5 ("Reporting on the Costs of Start-Up Activities"). This statement requires costs associated with start-up activities and organization costs be expenses as incurred. It does not require costs of raising capital to be expended. It became effective December 15, 1998.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and other affiliates. CLS and these other affiliates are active in the real estate industry. CLS provides facilities and certain office support functions to RMX at no charge. In addition, as of June 30, 1999, CLS has advanced RMX $30,128. This advance has no set repayment terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
           FINANCIAL DISCLOSURE

None

                                PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons are officers of the company and are also members of the Board of Directors.

Name                           Age      Title            City/State
------------------------------------------------------------------------------
Gerald C. Vanhook*             51      President        Mill Creek, WA
Melvin L. Johnson*             42      Secretary        Edmonds, WA
Dr. Joseph Zimmer**            49      Director         Seattle, WA
Sue Cooper**                   54      Director         Everett, WA
Dr. G. Gordon Benjamin**       35      Director         Gig Harbor, WA

*Denotes Officer who is a Director
**Denotes Outside Director

Gerald C. Vanhook is the President and Chief Executive Officer of the company. He is also the president of CLS. He is and has been president of CLS since its inception in 1990. Prior to that, Mr. Vanhook worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

Melvin L. Johnson, is the Secretary and Chief Financial Officer of the company. He was formerly the Secretary. He has been employed in a variety of banking positions with First Interstate Bank from 1981 to 1989. He graduated with a degree in Education from Central Washington University in 1980. He presently is the Vice President and a shareholder in CLS Financial Services, Inc., the management company. He has been with CLS since 1990. He is also a officer and shareholder of Puget Sound Investment Group, Inc., an affiliated company.

Dr. Joseph Zimmer is an Outside Director. He is a Seattle dentist and in addition he teaches at the University of Washington. He is an experienced real estate investor and he is also experienced in other types of securities such as stocks, bonds and limited partnerships. Dr. Zimmer is married and has resided in Seattle for most of his life.

Sue Cooper is an Outside Director. She has nearly two decades of experience in real estate backed securities and has been purchasing mortgage paper securities for nearly ten years. Ms. Cooper represents a number of retirement plans for the purposes of investing capital. She currently serves on the Everett School Board and also holds a variety of leadership positions in Seattle area charitable organizations. Ms. Cooper graduated from the College of Wooster in Wooster, Ohio and received her M.A. from Eastern Michigan

University.  Ms. Cooper is married and resides in Everett, Washington.
Dr. G. Gordon Benjamin is an Outside Director. He is a graduate of Washington State University and the Wauwatosa School of Medicine in Wauwatosa, Wisconsin. He practices medicine as a cardiovascular radiologist with the firm of Tacoma Radiology. He is an experienced securities investor. He is married and resides in Tacoma, Washington.

Director Responsibilities
The company has incorporated the NASAA Statements of Policy regarding the management of REITs into its bylaws. Board members are referred to as Trustees in the NASAA section regarding REITs. The company and this disclosure document interchangeably refer to the Trustees as Board Members. A Board Member must have at lease three years of experience in financial markets. The Bylaws require that a majority of the Board consist of independent directors. A director is independent if he is not, directly or indirectly, employed by the company or in any way affiliated with CLS.

Independent Director Responsibilities
The independent directors are required to monitor the relationship of the company with the management, to review and approve all forms of compensation paid to subcontractors, to review the company's portfolio to insure all loans and real estate comply with the company's investment objectives, to declare quarterly dividends, to provide annual reports to the shareholders and provide management direction regarding day to day operations of the company.

Board Member Compensation
The board of directors is expected to be compensated for attending regular quarterly meetings at an amount deemed appropriate by the Board of Directors. The Directors are not prohibited from being paid for attending meetings or being reimbursed for out of pocket expenses provided the payments are approved by the full Board of Directors.

No Employees
There are no employees other than the President and the Secretary. However, the company expects to hire additional staff as necessary.

Involvement in Certain Legal Proceedings
The company, its officers and directors, its advisors and affiliates have not filed a Petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceeding or is subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgement or decree that would limit his or her involvement in any type of business,
securities or banking activity.   No officer of director has been found to
have violated any federal or state securities or commodities law. The Securities Division of the Department of Financial Institutions in and for the State of Washington did issue a Consent Order SDO 99-10 in Case Number 99-02-045 revoking the effectiveness of a permit issue to CLS Financial Services to sell debentures and suspending the Broker Dealer License to CLS and Gerald C. Vanhook's securities salesperson license and conditioning exemptions on March 1, 1999. The Department reissued a Broker Dealer permit to CLS on October 1, 1999, along with the salesperson license to Mr. Vanhook, subsequent to the Consent Order. The Washington Securities Division has further issued a permit to sell these securities in 1999, permit Q03792, under its registration by coordination, which expires on October 1, 2000 and is expected to be renewed.

ITEM 10     EXECUTIVE COMPENSATION
The company's compensation of the officers and board of directors will be discussed in the next board meeting. At present, no officer or director is compensated.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
As of December 31, 1999, no stock had been issued.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
General
The company officers are also officers with CLS and its affiliates. The company also is co-located with CLS and its affiliates. The company will initially rely on CLS to provide sufficient staffing to perform administration duties as needed.

Management Relationships
Property managers will be paid a fee from the collected rents on a contract by property basis. PSIG may also be paid such a fee. Property managers are generally paid 4% to 8% of the collected rents, depending on the property.
The company expects to retain the services of several property management companies initially. On loans originated by the company, CLS is paid a loan acquisition fee from the loan proceeds that the borrower is responsible to pay. CLS is also paid a rate split and its affiliate PSRESG, is paid a servicing fee to service the portfolio and collect on delinquent accounts. PSIG is expected to manage some properties and any foreclosure process involving company interests.

Legal Counsel and Other Experts
The legality of the stock issued herein and certain securities and income tax matters have been passed on to Douglas M. O'Coyne, Sr., Attorney at Law. Counsel is paid on an hourly basis.

The financial statements of the company will be audited by the accounting firm of Peterson, Sullivan PLLC. The auditors will be paid on an hourly basis.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference as noted.

Exhibit
Number         Exhibit                                    Page
2      Plan of acquisition, reorganization, arrangement, liquidation, or succession*
3      Articles of incorporation, by-laws*
4      Instruments defining the rights of security holders, including indentures*
9      Voting Trust agreement*
10     Material contracts*
11     Statement recomputation of per share earnings*
12     Statement recomputation of ratios*
13 Annual report to security holders, Form 10-Q or quarterly report to security holders*
16     Letter change in certifying accountant*
18     Letter change in accounting principles*
21     Subsidiaries of the registrant*
22     Published report regarding matters submitted to vote of security holders*
23     Counsel of experts and counsel*
24     Power of Attorney*
27     Financial Data Schedule*
28     Information from reports furnished to state insurance regulatory authorities*
99     Additional exhibits
* Items denoted by an asterisk have either been omitted or are not applicable.

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 1999.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date

/s/
---------------------------------         ---------------------------
Melvin L. Johnson, Secretary               Date

/s/
---------------------------------         ---------------------------
Dr. Joseph Zimmer, Outside Director        Date

/s/
---------------------------------         ---------------------------
Sue Cooper, Outside Director               Date

/s/
---------------------------------         ---------------------------
Dr. G. Gordon Benjamin, Outside Director   Date