Form 10-K/A
period 1999-12-31
RMX REIT INC
filed 2000-04-04
CIK 1051718

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    AMENDED FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Involvement in Certain Legal Proceedings
The company, its officers and directors, its advisors and affiliates have not filed a Petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceeding or is subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgement or decree that would limit his or her involvement in any type of business,
securities or banking activity.   No officer of director has been found to
have violated any federal or state securities or commodities law. The Securities Division of the Department of Financial Institutions in and for the State of Washington did issue a Consent Order SDO 99-10 in Case Number 99-02-045 revoking the effectiveness of a permit issue to CLS Financial Services to sell debentures and suspending the Broker Dealer License to CLS and Gerald C. Vanhook's securities salesperson license and conditioning exemptions on March 1, 1999. The Department reissued a Broker Dealer permit to CLS on October 1, 1999, along with the salesperson license to Mr. Vanhook, permit Q03792, for one year. The consent order did not cover this offering. On August 6, 1999, the Washington Securities Division renewed the registration by coordination and issued another permit to sell these securities, permit C-59482 on August 6, 1999, under its registration by coordination, which expires on August 6, 2000 and is expected to be renewed.

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