Form 10-Q
period 2000-03-31
RMX REIT INC
filed 2000-05-15
CIK 1051718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
-----------------------------------------------------------------------
                                       or

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

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKREPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      / /Yes  / /No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           RMX REIT, INC.
                    Quarterly Report on Form 10-Q
                 For the period ended March 31, 2000

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements                                   4

     Item 2:    Management Discussion & Analysis of Financial
                Condition & Result of Operation                        9



PART II

     Item 1:   Legal Proceedings                                      10

     Item 2:   Changes in Securities                                  10

     Item 3:   Defaults Upon Senior Securities                        10

     Item 4:   Submission of Matters to a Vote of Security Holders    10

     Item 5:   Other Information                                      10

     Item 6:   Exhibits & Reports on Form 8-K                         11

                               RMX REIT, INC.
                               BALANCE SHEET
                               March 31, 2000


ASSETS

Cash                                                 $ 20,000
Accrued interest receivable from PSIG                   7,479
Due from PSIG                                         575,000
Deferred Costs of raising Capital                      51,591
                                                     ---------
     Total Assets                                    $654,070
                                                     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Due to CLS                                           $ 40,591

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 121,200 shares issued and outstanding     606,000
Retained earnings                                       7,479
                                                     ---------
     Total Stockholders' Equity                       613,479
                                                     ---------
     Total Liabilities & Stockholders' Equity        $654,070
                                                     =========



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2000




Interest income and net income                       $  7,479
                                                     =========






See Notes to Financial Statements

                               RMX REIT, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended March 31, 2000


                                          Common     Retained
                                           Stock     Earnings      Total
                                         --------    --------     --------
Balance, January 1, 2000                 $   -       $   -        $   -

Issuance of common stock                  606,000                  606,000

Net income                                              7,479        7,479
                                         --------    --------     --------
Balance, March 31, 2000                  $606,000    $  7,479     $613,479
                                         ========    ========     ========






See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF CASH FLOWS
                               March 31, 2000



CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                   $  7,479
Changes in operating assets and liabilities
  Increase in accrued interest receivable from PSIG            (7,479)
                                                             ---------
     Net cash flows from operating activities                     -

Cash Flows from Financing Activities
   Issuance of common stock                                    31,000
   Payments on amounts due to CLS                             (11,000)
                                                             ---------
Net increase in cash and cash balance at March 31, 2000      $ 20,000
                                                             =========







See Notes to Financial Statements

                               RMX REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               March 31,2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
RMX REIT, INC. ("RMX") is incorporated under the laws of the State of Washington. RMX plans to operate as a real estate investment trust ("REIT"). As of March 31, 2000, RMX has issued common stock to eight investors. No real estate investments have been acquired.

Deferred Costs of Raising Capital

As of March 31, 2000, RMX has paid $51,591 in costs associated with raising capital and these costs will be offset against funds raised from the eventual release of the prospectus. Management believes all of these costs are costs associated with raising capital (preparation of prospectus and related printing costs).

In 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-5 ("Reporting on the Costs of Start-Up Activities"). This statement requires costs associated with start-up activities and organization costs be expensed as incurred. It does not require costs of raising capital to be expensed. It became effective December 15, 1998.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget Sound Investment Services, Inc. ("PSIG"). One of the CLS officers is a stockholder in RMX. PSIG is also a stockholder in RMX. CLS and PSIG are active in the real estate industry. CLS provides facilities and certain office support functions to RMX at no charge. In addition, as of March 31, 2000, CLS has advanced RMX $40,591. This advance has no set repayment terms. PSIG collects and holds capital contributions received from investors on behalf of RMX. At March 31, 2000, PSIG owed RMX $575,000 under this agreement. This advance is due on demand, bears interest at 12%, and is unsecured.

Income Taxes

When RMX starts REIT operations, it will be allowed to pass earnings through to shareholders without the earnings being taxes at the REIT level. Income taxes are

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Part 1
ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
Plan of Operation and Liquidity
Revenue from the sale of stock, principal payments, rents and loan payoffs will provide the company with the source of funds to invest in income producing property and to purchase new loans. The company believes that real estate agencies operating in the market will be able to provide the company with sufficient income producing property to meet the company investment objectives. In addition, the company expects that CLS will be able to provide sufficient loans that meet the company's investment objectives now and in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
As of March 31, 2000, the company had just begun operations. Income for the quarter ended March 31, 2000, was comprised entirely of interest accrued on a receivable from a related company, Puget Sound Investment Services, Inc. ("PSIG"). Therefore, results of operations and financial conditions will be reported in subsequent filings to the Securities and Exchange Commission.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
As of March 31,2000, the company had just begun operations and therefore the ratios will be reported in subsequent filings.

PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to offer its stock for sale to the public for the foreseeable future. The company expects to fully invest all available funds through the purchase of real estate and loans. At present and in the foreseeable future, the economy in the Pacific Northwest continues to expand. Real estate values are increasing and therefore, the value of real estate
security remains strong.   The company forecasts a stable demand for services,
since the economy in the Puget Sound area remains strong.

The company expects that all of the proceeds from this offering will be absorbed into property and loans. In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the company to purchase loans, the Board of Directors has directed the Secretary to delay acceptance of new investor's funds as necessary.

The company projects that investors will purchase, on average, five hundred thousand dollars ($500,000) monthly, and then continuing until the offering is sold out. The company intends to initiate future offerings on a two year cycle.

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

Part 2
ITEM 1     LEGAL PROCEEDINGS
The company is not presently involved, nor does it expect to be involved, in any legal proceedings, except eviction and collection action. Since the company will be involved in renting property and purchasing loans secured by real property, it will, by its very nature, always be involved in activities to enforce collection against tenants who fail to pay the rent and borrowers who fail to make payments when due. Counsel for the company is of the opinion that collection actions against tenants who are in default and on delinquent loan accounts does not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5     OTHER INFORMATION
None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit    Exhibit
Number

27         Financial Data Schedule

The company did not file any reports on Form 8-K in the first quarter of 2000.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX, REIT, INC.
Registrant





/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date