Form 10-Q
period 2000-06-30
RMX REIT INC
filed 2000-08-15
CIK 1051718

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
-----------------------------------------------------------------------
                                       or

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

                           RMX REIT, INC.
                    Quarterly Report on Form 10-Q
                 For the period ended June 30, 2000

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements
3
     Item 2:    Management Discussion & Analysis of Financial
                Condition & Result of Operation                        8



PART II

     Item 1:   Legal Proceedings                                       9

     Item 2:   Changes in Securities                                   9

     Item 3:   Defaults Upon Senior Securities                         9

     Item 4:   Submission of Matters to a Vote of Security Holders
9
     Item 5:   Other Information                                       9

     Item 6:   Exhibits & Reports on Form 8-K                          9

                               RMX REIT, INC.
                               BALANCE SHEET
                           June 30, 2000 and 1999

ASSETS                                          2000          1999
                                                ----          ----
Cash                                          $    288      $      -
Accrued interest receivable from PSIG           18,038             -
Due from PSIG                                  611,000             -
Deferred Costs of raising Capital               58,953        30,128
                                               -------       -------
     Total Assets                             $688,279      $ 30,128
                                               =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Due to CLS                                    $ 32,011      $ 30,128

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 128,112.82 shares issued and
outstanding                                    640,564
-
Retained earnings                               15,704             -
                                               -------       -------
     Total Stockholders' Equity                656,268             -
                                               -------       -------
     Total Liabilities & Stockholders' Equity $688,279      $
30,128                                                        =======
=======


See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF OPERATIONS


                                   Six Mos Ended 6/30   Quarter Ended 6/30
                                     2000      1999        2000     1999
                                     ----      ----        ----     ----
Interest income                    $ 25,533  $     -    $ 18,054   $      -

Operating Expenses
Accounting                           3,150         -       3,150          -
Licenses and permits                    59         -          59          -
Postage and delivery                    18         -          18          -
                                   -------    ------     -------    -------
                                     3,227         -       3,227          -
                                   -------    ------     -------    -------

Net Income                        $ 22,306   $     -    $ 14,827   $      -
                                   =======    ======     =======    =======



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF CASH FLOWS
                           June 30, 2000 and 1999

                                                          2000      1999
                                                          ----      ----
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            $  22,306   $      -
Changes in operating assets and liabilities
  Increase in accrued interest receivable from PSIG     (18,038)         -
                                                       --------     ------
     Net cash flows from operating activities             4,268          -

Cash Flows from Investing Activities
   Loan to affiliated company                          (611,000)         -
                                                       --------     ------
   Cash Flow Used in Investing Activities              (611,000)         -

Cash Flows from Financing Activities
   Issuance of common stock                             637,000          -
   Payments on amounts due to CLS                       (17,212)    30,128
   Costs of raising capital                              (9,730)   (30,128)
   Dividend paid to stockholders                         (3,038)         -
                                                       --------     ------
   Cash Flows Provided by Financing Activities          607,020          -
                                                       --------
------

Net increase in cash at June 30, 2000                 $     288          -



Cash, beginning of year                                       0
-                                                              --------
------
Cash, end of year                                           288
-                                                              ========
======
Schedule of Noncash Financing Activities
   Issuance of common stock for stockholder reinvestment
     Of dividends                                         3,564          -
                                                       ========     ======




See Notes to Financial Statements

                               RMX REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               June 30,2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
RMX REIT, INC. ("RMX") is incorporated under the laws of the State of Washington. RMX plans to operate as a real estate investment trust ("REIT"). As of June 30, 2000, RMX has issued common stock to nine investors. Only real estate backed securities have been acquired.

Deferred Costs of Raising Capital

As of June 30, 2000, RMX has paid $58,953 in costs associated with raising capital and these costs will be offset against funds raised from the sale of securities. Management believes all of these costs are costs associated with raising capital (preparation of prospectus and related printing costs).

In 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-5 ("Reporting on the Costs of Start-Up Activities"). This statement requires costs associated with start-up activities and organization costs be expensed as incurred. It does not require costs of raising capital to be expensed. The statement effective December 15, 1998.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget Sound Investment Services, Inc. ("PSIG"). One of the CLS officers is a stockholder in RMX. PSIG is also a stockholder in RMX. CLS and PSIG are active in the real estate industry. CLS provides facilities and certain office support functions to RMX on a cost sharing allocation. As of June 30, 2000, CLS has advanced RMX $32,011. This advance is expected to be fully repayed during the next 2 years. PSIG collects and holds capital contributions received from investors on behalf of RMX. At June 30, 2000, PSIG owed RMX $611,000 under this agreement. This advance is due on demand, bears interest at 12%, and is secured by real estate that was subsequently sold.

Income Taxes

RMX is a Real Estate Investment Trust, and is allowed to pass earnings through to shareholders without the earnings being taxed at the REIT level. Income taxes are not assessed at the REIT level provided it complies with various provisions in the Internal Revenue Code.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
As of June 30, 2000, the company has just begun operations. Income for the six months ended June 30, 2000, was comprised entirely of interest accrued on a receivable from a related company, Puget Sound Investment Services, Inc. ("PSIG"). Therefore, results of operations and financial conditions will be continue to be reported in subsequent filings to the Securities and Exchange Commission.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
As of June 30,2000, the company had just begun operations and therefore the ratios will be reported in subsequent filings.

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

UNCERTAINTIES
It is not certain whether the company will find adequate markets for the sale of its stock. The success of the company is entirely contingent on the sale of stock to acquire sufficient capital to operate as a REIT.

Part 2
ITEM 1     LEGAL PROCEEDINGS
The company is not presently and does not expect to become involved in any adverse legal proceedings. The company does expect to initiate collection actions and evictions in the future.

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5     OTHER INFORMATION
The company renewed its registration by coordination in the State of Washington and was granted a permit, number C-59482, to sell securities through July 17, 2000. The company expects to continue to renew the permit on an annual basis.

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