Form 10-Q
period 2000-09-30
RMX REIT INC
filed 2000-10-31
CIK 1051718

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
-----------------------------------------------------------------------
                                       or

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

                           RMX REIT, INC.
                    Quarterly Report on Form 10-Q
                 For the period ended September 30, 2000

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements
4
     Item 2:    Management Discussion & Analysis of Financial
                Condition & Result of Operation                        9



PART II

     Item 1:   Legal Proceedings                                      10

     Item 2:   Changes in Securities                                  10

     Item 3:   Defaults Upon Senior Securities                        10
     Item 4:   Submission of Matters to a Vote of Security Holders
10
     Item 5:   Other Information                                      10
     Item 6:   Exhibits & Reports on Form 8-K                         10

                               RMX REIT, INC.
                               BALANCE SHEET
                   September 30, 2000 and December 31, 1999

ASSETS                                          2000          1999
                                                ----          ----
Cash                                          $  54,991      $     -
Accrued interest receivable                       1,046            -
Notes receivable                                543,300            -
Deferred Costs of raising Capital                68,603       49,223
                                                -------      -------
     Total Assets                             $ 667,940      $49,223
                                                =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Due to CLS                                    $  2,374       $49,223

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 130,909 shares issued and
outstanding                                    654,546
-            Retained earnings
11,020             -
                                               -------       -------
     Total Stockholders' Equity                665,566             -
                                               -------       -------
     Total Liabilities & Stockholders' Equity $667,940
$49,223
========       =======


See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF OPERATIONS


                                 Nine Mos Ended 9/30   Quarter Ended 9/30
                                     2000      1999        2000     1999
                                     ----      ----        ----     ----
Interest income                    $37,171  $     -      $11,638    $     -

Operating Expenses
Accounting                           4,010        -          860          -
Licenses and permits                   (59)       -         (118)         -
Postage and delivery                    36        -           18          -
                                   -------    ------     -------    -------
                                     3,987         -         760          -
                                   -------    ------     -------    -------

Net Income                        $ 33,184   $     -     $10,878    $     -
                                   =======    ======     =======    =======



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF CASH FLOWS
                         September 30, 2000 and 1999

                                                        2000        1999
                                                        ----        ----
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            $ 33,184   $      -
Changes in operating assets and liabilities
  Increase in accrued interest receivable from PSIG     (1,046)         -
                                                       --------     ------
     Net cash flows from operating activities           32,138          -

Cash Flows from Investing Activities
    Purchase of notes receivable                      (543,300)          -
                                                       --------     ------
   Cash Flow Used in Investing Activities             (543,300)          -

Cash Flows from Financing Activities
   Issuance of common stock                            641,853           -
   Changes in amounts due to CLS                       (46,849)     30,128
   Costs of raising capital                            (19,380)    (30,128)
   Dividend paid to stockholders                        (9,471)          -
                                                       --------     ------
   Cash Flows Provided by Financing Activities         566,153           -
                                                       --------
------

Net increase in cash                                    54,991
-      Cash, beginning of year
0           -
--------     ------
Cash, end of year                                     $ 54,991     $
-                                                             ========
======
Schedule of Noncash Financing Activities
   Issuance of common stock for stockholder reinvestment
     Of dividends                                      $12,694     $     -
                                                       ========     ======




See Notes to Financial Statements

                               RMX REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               September 30,2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
RMX REIT, INC. ("RMX") is incorporated under the laws of the State of Washington. RMX plans to operate as a real estate investment trust ("REIT"). As of September 30, 2000, RMX has issued common stock to eleven investors. Only real estate backed securities have been acquired.

Deferred Costs of Raising Capital

As of September 30, 2000, RMX has paid $68,603 in costs associated with raising capital and these costs will be offset against funds raised from the sale of securities. Management believes all of these costs are costs associated with raising capital (preparation of prospectus and related printing costs).

In 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-5 ("Reporting on the Costs of Start-Up Activities"). This statement requires costs associated with start-up activities and organization costs be expensed as incurred. It does not require costs of raising capital to be expensed. The statement effective December 15, 1998.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget Sound Investment Services, Inc. ("PSIG"). One of the CLS officers is a stockholder in RMX. PSIG is also a stockholder in RMX. CLS and PSIG are active in the real estate industry. CLS provides facilities and certain office support functions to RMX on a cost sharing allocation. As of September
30, 2000, CLS has advanced RMX $2,374.

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

NOTE 2 - NOTES RECEIVABLE

RMX's notes receivable are concentrated in the state of Washington and are secured by single family residential real estate. All of the notes are first mortgage loans.

Principal payments to be recieved for the years ending September 30th are as follows:

                    2001$215,000
                    2002       0
                    2003 154,000
                    2004       0
                        2005 174,300
                                          --------
                                          $543,300
                                          ========

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

The rents and interest paid on loans will provide the funds necessary to pay the expenses and make dividend distributions to the shareholders. The company manages its cash by not investing in property or loans toward the end of the quarter in order to provide the necessary funds to pay the cash dividends as authorized by the Board of Directors shortly after the end of each calendar quarter. The company expects to continue this type of cash management procedure for the foreseeable future.

In order to pass through income to its shareholders without being taxed at the company level, the company will comply with the REIT provisions of the Internal Revenue Code. The company's first year of operation will be in 2000, and the first year that it will have to meet REIT provisions of the Internal Revenue Code will be in tax year 2001.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
As of September 30, 2000, the company has just begun operations. Income for the first six months of 2000 was comprised entirely of interest accrued on a receivable from a related company, Puget Sound Investment Services, Inc. ("PSIG"), whereas, income for the third quarter was primarily comprised of interest on notes receivable purchased from proceeds of the payoff of PSIG's receivable.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
As of September 30, 2000, the company had just begun operations and therefore the ratios will be reported in subsequent filings.

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

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5     OTHER INFORMATION
The company renewed its registration of $6,000,000 of its stock by coordination in the State of Washington and was granted a permit, number C-59482, to sell securities through July 18, 2001. The company expects to continue to renew the permit on an annual basis.

The company also filed its 2nd Post Effective Amendment with the SEC on July 26, 2000 which became effective on August 30, 2000 under file number 333-42575 for $12,000,000. The company also expects to register its stock for sale by coordination in Arizona and other states in the future.

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