Form 10-K
period 2000-12-31
RMX REIT INC
filed 2001-03-29
CIK 1051718

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
-----------------------------------------------------------------------
                                       or

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


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                           RMX REIT, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2000

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               4

     Item 3:    Legal Proceedings                                     5

     Item 4:    Submission of Matters to Security Holders             5

PART II
     Item 5:   Market for Common Equity & Related Stockholders        5
               Matters

     Item 6:   Selected Financial Data                                6

     Item 7:   Management Discussion & Analysis                       6

     Item 8:   Financial Statements                                   8

     Item 9:   Changes in & Disagreements with Accountants on
               Accounting & Financial Disclosure                     16

PART III
     Item 10:   Directors & Executive Officers                       16

     Item 11:  Executive Compensation                                18

     Item 12:  Security Ownership of Certain Beneficial Owners and
               Management                                            18

     Item 13:  Certain Relationships and Related Transactions        18

PART IV

     Item 14:  Exhibits and Reports on 8-K                           20
                                PART I

ITEM 1     DESCRIPTION OF BUSINESS
Business Development and Description
RMX REIT, Inc., is a Washington State Corporation (referred to as the "company") incorporated June 19, 1997. The company had not issued any stock prior to December 31, 1999. Subsequent to December 31, 1999, the minimum offering was sold in the first quarter of 2000. As of December 31, 2000, 135,584 shares of common stock had been issued at $5.00 per share for a capital contribution of $677,922.

The company intends to acquire, manage, improve, maintain develop, hold and dispose of income producing real property and to acquire, manage and dispose of mortgage-collateralized financial instruments with the objective of earning current income and obtaining capital appreciation and capital preservaton on real property assets. As of December 31, 2000, the company has acquired $602,800 in notes receivable collateralized by real estate.

The Board of Directors manages the company and establishes investment policies and objectives, most of which have been incorporated into the company bylaws.

Borrowers and Competition
The primary competition in the Pacific Northwest for income producing properties ranges from very large corporations, e.g. Sam Zell's Equity Office Properties and Menlo Park, CA based Speiker Properties, to individuals.
There is no shortage of investors who will purchase income producing property. In addition, loans of the type contemplated to be purchased are also available from a large number of Mortgage Companies and investment groups; several finance companies, e.g. Associates Financial Services, Beneficial Financial Services and Quality Mortgage, ITT Financial Services etc, and individual investors who actively purchase interests in what is commonly referred to as Mortgage Paper Securities. The yield expectation of these lenders is similar to the yield expectations of the company. The competition is financially strong, stable and well funded. The company believes it can effectively compete because of its management team, and their experience in the industry.

ITEM 2     DESCRIPTION OF PROPERTY

The company's investment policy is to acquire loans receivable secured by real property, also referred to as mortgage paper securities. The company acquires mortgage paper securities that will yield annual interest between 10% to 14%, in the range of between $25,000 to $150,000, amortized over 15 to 20 years with a balloon payment due in 5 to 7 years, with an loan to value of not more than 70% of appraised value.

The company also plans to acquire a portfolio of income producing property that will yield a net return of between 14% to 18% yield to the investors. The company plans to leverage its capital by borrowing at more favorable rates, thus increasing the net yield to the investors.

At December 31, 2000, 100% of loans acquired are first liens on single or multi-family residential properties.

The company's by-laws sets the following maximum loan-to-value (LTV) guidelines for the loans it acquires:

          SecurityMaximum LTV
            --------                            -----------
            Undeveloped land                         40%
          Productive farm land                     50%
            Substandard residential and
              commercial property                    60%
            Quality residential property             70%

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company holds quarterly meetings and provides quarterly reports to shareholders no later than thirty days after the quarter end. No matters were submitted for a vote to security holders in 2000.

                             PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no public market for the shares and such a market is not expected to develop. Investors have no right of redemption from the company and can not expect the company to repurchase their stock. The company will attempt, however, to assist the shareholder in their attempts to sell their stock by providing the selling shareholder with the existing shareholder list and advising the selling shareholder of any existing shareholders who have expressed a desire to purchase more shares. The company will offer a matching service for existing shareholders to sell their shares at the offering price of $5.00 per share.

The company can delay the acceptance of new investor's funds as frequently as necessary in the event funds from the sale of securities and to new investors and loan payoffs exceed the ability of the company to invest the funds by purchasing new loans or income producing properties. Also, no individual may own more than 9.8% of the shares issued by the company without the written authorization from the Secretary and an opinion of Counsel in order to protect the IRC tax conduit status.

The company allows shareholders to receive cash dividends or elect to reinvest their quarterly dividends into new shares of stock and compound their investment. The shareholder may elect to change this election at any time prior to the end of the quarter. There is no policy that would prohibit a shareholder from changing the election on a quarterly basis.

ITEM 6     SELECTED FINANCIAL DATA

Year                    2000           1999
REVENUE                  $ 52,973       $0
INCOME (LOSS)
OPERATIONS               $ 48,987       $0
TOTAL ASSETS             $680,454       $0
LONG TERM
OBLIGATIONS              $      0       $0
CASH DIVIDENDS
PER COMMON SHARE         $.50           $0


ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Plan of Operation and Liquidity
Stock sales provided the source of funds to invest in loans receivable. At December 31, 2000, the company owned four notes receivable totaling $602,800.
The interest rates on these notes range from 10% to 16%.

The interest received on the loans provided the funds necessary to pay the expenses and make quarterly dividend distributions to shareholders.

Results of Operations and Financial Conditions
The year 2000 was company's first year of operation. Income was earned from interest received on notes receivable secured by real estate. Income is expected to increase as additional stock sales allow for the purchase of additional notes receivable and real estate.

One of the company's primary objectives is to provide its shareholders with quarterly dividend distributions. The dividend distribution in 2000 was $55,353, which represents a 10% rate of return, based on a share price of $5.00, on the shareholder's investment.

Stock sold in 2000 totaled $645,396 or 129,079 shares. Dividends reinvested in stock totaled $32,526 or 6,505 shares. Dividends reinvested amounted to 58.8% of total dividends in 2000. The company expects that a significant portion of the shareholders will continue to reinvest their dividends.

Return on Assets, Equity, and Equity to Assets Ratio
The following net returns were realized during the year 2000, the first year of operations:

     Return on Assets                                     13.43%
      (Net income divided by average total assets)
     Return on Equity
      (Net income divided by average equity)              14.59%
     Equity to Assets
      (Average equity divided by average total assets)    92.03%

Plan of Operation for Next Twelve Months
The company is committed to offer its stock for sale to the public for the foreseeable future. The company expects to fully invest all available funds through the purchase of real estate and loans. At present and in the foreseeable future, the economy in the Pacific Northwest continues to expand. Real estate values are increasing and therefore, the value of real estate
security remains strong.   The company forecasts a stable demand for its
investments, since the economy in the Puget Sound area remains strong.

The company expects that all of the proceeds from this offering will be absorbed into income producing real property and loans secured by real estate. In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the company to invest, the Board of Directors may direct the Secretary to delay acceptance of new investor's funds as necessary.

The company projects that investors will purchase, on average, five hundred thousand dollars ($500,000) monthly in the second and subsequent quarters of 2001 until the offering is sold out. The company intends to initiate future offerings on a two year cycle.

The company has limited debt and is entirely capitalized through the sale of its stock on the basis of $5.00 per share.

Uncertainties
Investment in the shares of the Company is subject to certain risks, including, but not limited to, the fact the company has just begun operations and has minimal operating results. There is no assurance that the company can purchase suitable income producing property to meet the investment guidelines.
Market interest rates may rise and fall inconsistent with the company's investment policy and objectives. The result of the company operations will depend on the availability of income producing real property and mortgage backed securities to purchase. There is no assurance that company will be able to purchase an adequate number of qualified real estate and real estate secured loans. The gross income will depend upon the nature, terms and conditions in the rental and financial markets, which is impacted by the fiscal and monetary policies of the United States Government and the Federal Reserve Board, competition, regulation and other factors, none of which can be predicted with any certainty.
ITEM 8     FINANCIAL STATEMENTS

     Index to Financial Statements as of December 31, 2000
                                                             Page

Independent Auditor's Report                                   9

Balance Sheets                                                10

Statements of Operations                                      11

Statements of Stockholders' Equity                            12

Statements of Cash Flows                                      13

Notes to financial statements                                 14
                              (Letterhead)
                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
RMX Reit, Inc
Lynnwood, Washington



We have audited the accompanying balance sheet of RMX Reit, Inc., a Washington Corporation, as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMX Reit, Inc. as of December
31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan PLLC
Seattle, Washington
February 19, 2001
                               RMX Reit, Inc.
                               Balance Sheets
                          December 31, 2000 and 1999

                                            2000               1999
                                           ---------         ---------
Assets
Cash                                       $   5,521         $     -
Interest receivable                            3,530
Notes receivable from related party          543,300
Other notes receivable                        59,500
Deferred costs of raising capital             68,603         $   49,223
                                           ---------          ---------
                                           $ 680,454         $   49,223
                                           =========         ==========

Liabilities and Stockholders' Equity

Dividends payable                          $   6,524         $     -
Due to CLS Financial Services, Inc.            2,374             49,223
                                           ---------         ----------
Total liabilities                              8,898             49,223

Common Stock, $5 par value 2,400,000
 shares authorized, 135,584 and no
 shares issued and in 2000 and 1999,
 respectively
677,922
Retained earnings (deficit)                   (6,366)
                                           ----------        -----------
                                             671,556
                                           ----------        -----------
                                           $ 680,454         $   49,223
                                           ==========        ===========

See Notes to Financial Statements
                               RMX Reit, Inc.
                          Statements of Operations
                 For the Years ended December 31, 2000 and 1999


                                            2000               1999
                                           ---------         ---------
Revenues - Interest income                 $  52,973         $     -

General and administrative expenses            3,986
                                           ---------          ---------
Net Income                                 $  48,987         $     -
                                           =========         ==========

See Notes to Financial
Statements

                               RMX Reit, Inc.
                       Statements of Stockholders' Equity
                  For the Years Ended December 31, 2000 and 1999



                                    Common Stock                   Total
                               ------------------    Retained Stockholders'
                               Shares     Amount     Earnings     Equity
                              -------    -------     --------
-----------
Balance, December 31, 1999
  and 1998         -       $    -      $   -         $    -

Issuance of common stock      129,079      645,396                   645,396

Net income                                             48,987         48,987
Dividends reinvested into
common stock                    6,505       32,526    (32,526)

Cash dividends paid and
  payable                                             (22,827)
(22,827)                               ---------    ---------
---------       --------

Balance, December 31, 2000   135,584     $ 677,922   $ (6,366)      $671,556
                             ========    =========   =========      =========

See Notes to Financial Statements

                               RMX Reit, Inc.
                           Statements of Cash Flows
                  For the Years Ended December 31, 2000 and 1999

                                            2000               1999
                                           ---------         ---------
Cash flows from Operating Activities
  Net income                               $  48,987         $     -
  Adjustments to reconcile net income
    to net cash flows from operations
      Increase in interest receivable         (3,530)
                                           ---------          ---------

  Net cash flows from operating activities    45,457

Cash Flows from Investing Activity
  Issuance of notes receivable              (602,800)

Cash Flows from Financing Activities
  Issuance of common stock                   645,396
  Change in amount due
to                                                           CLS Financial
Services Inc.              (46,849)            49,223
  Increase in deferred costs
    of raising capital                        19,380            (49,223)
  Dividends paid to stockholders             (16,303)
                                           ----------        -----------

  Net cash flows from financing activities $ 562,864
                                           ----------        -----------
Net increase in cash and
balance, end of year                       $   5,521         $     -
                                           ==========        ===========

See Notes to Financial Statements

                           Notes to Financial Statements


Note 1. Organization and Significant Accounting Policies

Organization

RMX Reit, Inc. ("RMX") is incorporated under the laws of the State of Washington. RMX is operating as a real estate investment trust ("REIT"). As of December 31, 2000, RMX has issued common stock and acquired notes receivable collateralized by real estate.

Cash

Cash consists of a money market savings account. No interest or income taxes were paid in 2000 and 1999.

Notes Receivable

Notes receivable are concentrated in the state of Washington. All notes are first mortgage loans secured by single family residential real estate. Based on the interest rates and terms of the notes recievable, fair value approximates the value recorded in these financial statements.

Allowance for Losses

Any allowances for losses on notes receivable will include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting
by Creditors for Impairment of a Loan", as amended. Specific allowances will be established for delinquent receivables, as necessary. Additionally, the Company will establish allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent
receivables.   Allowances for losses will be based on the net carrying values of the receivables, including accrued interest.

Deferred Costs of Raising Capital

As of December 30, 2000, RMX has paid $68,603 in costs associated with raising capital. These costs will be offset against funds raised from the release of the prospectus. Management believes all of these costs are costs associated with raising capital (preparation of prospectus and related printing costs).

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("Reporting on the Costs of Start-Up Activities"). This statement requires costs associated with start-up activities and organization costs be expenses as incurred. It does not require costs of raising capital to be expended. It became effective December 15, 1998.

Related Parties
RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget

Sound Investment Services, Inc. ("PSIG"). A CLS officer is a stockholder of RMX. PSIG is also a stockholder of RMX. CLS and PSIG are active in the real estate industry.

CLS provides facilities and certain office support functions to RMX at a cost sharing allocation. In addition, as of December 31, 2000 and 1999, CLS has advanced RMX $2,374 and $49,223, respectively. The advances from CLS have no set repayment terms.

At December 31, 2000, there are three notes due from CLS for a total of $543,300. These bear interest at rates from 10% to 12%. Interest income for the CLS notes during 2000 totaled $20,604 and is included with interest income in these financial statements.

PSIG had a note payable to RMX for $590,000 which was repaid by December 31, 2000. PSIG paid $27,458 in interest to RMX during 2000 on this note.

Loan Interest

Generally, interest on loans is recognized when earned using the interest method. Interest on loans is not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding in 2000, so basic and diluted earnings per share are the same. Basic and diluted earnings per share were $0.45 for 2000. The weighted average shares outstanding were 110,018.

Income Taxes
Operating as a REIT, RMX is allowed to pass earnings through to shareholders without the earnings being taxed at the REIT level. Income taxes are not assessed at the REIT level provided it complies with various provisions in the
Internal Revenue Code.

Dividends

It is the policy of RMX to distribute its earnings in cash and stock reinvestment dividends to the stockholders.

RMX offers a dividend reinvestment program, which gives stockholders the option of receiving dividends of cash or using dividends to purchase additional shares of stock at par value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Notes 2. Notes Receivable

Principal payments to be received for the years ending December 31 are as follows:


                      2001
$215,000
2003
213,000
2005
174,300
-----------

   $602,800
                                      ============

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons are officers of the company and are also members of the Board of Directors.

Name                           Age      Title            City/State
------------------------------------------------------------------------------
Gerald C. Vanhook*             52      President        Mill Creek, WA
Melvin L. Johnson*             43      Secretary        Edmonds, WA
Dr. Joseph Zimmer**            50      Director         Seattle, WA
Sue Cooper**                   55      Director         Everett, WA
Dr. G. Gordon Benjamin**       36      Director         Gig Harbor, WA

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

Melvin L. Johnson, is the Secretary and Chief Financial Officer of the company. He was formerly the Secretary. He has been employed in a variety of banking positions with First Interstate Bank from 1981 to 1989. He graduated with a degree in Education from Central Washington University in 1980. He presently is the Vice President and a shareholder in CLS Financial Services, Inc., the management company. He has been with CLS since 1990. He is also an officer and shareholder of Puget Sound Investment Group, Inc., an affiliated company.

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

Director Responsibilities
The company has incorporated the NASAA Statements of Policy regarding the management of REITs into its bylaws. Board members are referred to as Trustees in the NASAA section regarding REITs. The company and the registration documents on file with the commission interchangeably refer to the Trustees as Board Members. A Board Member must have at least three years of experience in financial markets. The Bylaws require that a majority of the
Board consist of independent directors. A director is independent if he is not, directly or indirectly, employed by the company or in any way affiliated with CLS.

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

Board Member Compensation
The board members are expected to be compensated for attending regular quarterly meetings at an amount deemed appropriate by the Board of Directors. The Directors are not prohibited from being paid for attending meetings or being reimbursed for out of pocket expenses, provided the payments are approved by the full Board of Directors.

No Employees
There are no employees other than the President and the Secretary. However, the company expects to hire additional staff as necessary.

Involvement in Certain Legal Proceedings
The company, its officers and directors, its advisors and affiliates have not filed a Petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceeding or is subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgment or decree that would limit his or her involvement in any type of business,
securities or banking activity.   No officer of director has been found to
have violated any federal or state securities or commodities law. The Securities Division of the Department of Financial Institutions in and for the State of Washington did issue a Consent Order SDO 99-10 in Case Number 99-02-045 revoking the effectiveness of a permit issued to CLS Financial Services to sell debentures and suspending the Broker Dealer License to CLS and Gerald C. Vanhook's securities salesperson license and conditioning exemptions on March 1, 1999. The Department subsequently reissued all permist to CLS Financial

Services, Inc. and Mr. Vanhook, under permit Q03792. The consent order did not cover this offering. On July 18, 2000, the Securities Division of the Department of Financial Institutions renewed the registration by coordination and issued another permit to sell these securities, permit C-59482. The present registration by coordinantion registered for $6,000,000 expires on July 18, 2001, and is expected to be renewed for another year.

ITEM 11     EXECUTIVE COMPENSATION
The company's compensation of the officers and board of directors will be discussed at future board meetings. At present, no officer or director is compensated.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table indicates the amount of shares of common stock owned by the officers and those persons owning more than 5% of total shares. All shares were purchased for the offering price of five ($5.00) dollars per share. No outside director owns any beneficial interest in any shares of common stock.

                       Name & Address             Amount and Nature    Percent
                       Of Beneficial               of Beneficial         Of
Title of Class         Owner                     Ownership          Class
Common Stock     James Dobler                  21,681           15.99%
                 8825 NE 116th Place,
                 Kirkland, WA 98034
Common Stock(1)  Puget Sound Investment Group         40,089*          29.57%
                 4720 200th Street SW, #200
                 Lynnwood, WA 98037
Common Stock     Dan Roseta                           21,675           15.99%
                 9005 NE Juanita Lane
                 Kirkland, WA 98034
Common Stock     Gerald Vanhook & Lorrie Vanhook      33,004*          24.34%
                 4720 200th Street SW, #200
                 Lynnwood, WA 98037

(1) Puget Sound Investment Group ("PSIG") is a Washington corporation owned 50% by Gerald and Lorrie Vanhook and 50% by Melvin and Deidre Johnson.

*Denotes Officers who are also Board Members.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
General
The company officers are also officers with CLS and its affiliates. The company also is co-located with CLS and its affiliates. The company contracts for certain services with CLS to perform administration functionas as needed. At December 31, 2000, CLS owed RMX $543,300 for three notes recievable. Interest income of $20,604 from these notes was included in the 2000 financial statements.

PSIG had a note payable to RMX for $590,000 which was repaid before December 31, 2000. PSIG paid $27,458 in interest to RMX during 2000 on this note. Management Relationships
Property managers will be paid a fee from the collected rents on a contract by property basis. PSIG may also be paid such a fee. Property managers are generally paid 4% to 8% of the collected rents, depending on the property.
The company expects to retain the services of several property management companies initially. On loans originated by the company, CLS is paid a loan acquisition fee from the loan proceeds that the borrower is responsible to pay. CLS is also paid a rate split and its affiliate PSRESG, is paid a servicing fee to service the portfolio and collect on delinquent accounts. PSIG is expected to manage some properties and any foreclosure process involving company interests.

Legal Counsel and Other Experts
The legality of the stock issued herein and certain securities and income tax matters have been passed on to Douglas M. O'Coyne, Sr., Attorney at Law. Counsel is paid on an hourly basis.

The financial statements of the company will be audited by the accounting firm of Peterson, Sullivan PLLC. The auditors will be paid on an hourly basis.




ITEM 14     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following exhibits are currently on file as part of the initial registration and subsequent post effective amendments. Exhibits previously filed are incorporated by reference as noted.

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

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 2000.
                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


RMX REIT, Inc.


/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



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