Form 10QSB
period 2001-03-31
RMX REIT INC
filed 2001-05-15
CIK 1051718

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
-----------------------------------------------------------------------
                                       or

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

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKREPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Check whether the registrant has filed all documents and
reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                                      / /Yes  / /No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
          ClassOutstanding on March 31, 2001
            -----             -----------------------------
            Common                      177,972

Transitional Small Business Disclosure Format (Check One):   Yes / / No /x/

                           RMX REIT, INC.
                    Quarterly Report on Form 10-QSB
                 For the period ended March 31, 2001

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements
3
     Item 2:    Management Discussion & Analysis of Financial
                Condition & Result of Operation                        9



PART II

     Item 1:   Legal Proceedings                                      11
     Item 2:   Changes in Securities                                  11

     Item 3:   Defaults Upon Senior Securities                        11
     Item 4:   Submission of Matters to a Vote of Security Holders
11
     Item 5:   Other Information                                      11
     Item 6:   Exhibits & Reports on Form 8-K                         11

                               RMX REIT, INC.
                               BALANCE SHEET
                               March 31, 2001

ASSETS
Cash                                          $ 68,585
Accrued interest receivable                       2,061
Notes receivable, related parties                      730,300
Other notes receivable                                  20,000
Deferred costs of raising capital                67,583
                                               --------
     Total Assets                             $888,529
                                               ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued cash dividends payable to stockholders'       $  7,820

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 177,972 shares issued and
outstanding                                     889,860
Retained earnings                                      (9,151)
                                              --------
     Total Stockholders' Equity                880,709
                                               --------
     Total Liabilities & Stockholders' Equity $888,529
========


See Notes to Financial Statements

                               RMX REIT, INC.
                          STATEMENTS OF OPERATIONS
                 For the Quarters Ended March 31, 2001 and 2000


                                              2001          2000
                                              ----          ----
Interest income                               $16,775       $ 7,479

Operating Expenses
  Amortization                                  1,020            -
                                              -------       -------

Net Income                                    $15,755       $ 7,479
                                              =======       =======

Basic Earnings Per Share                         $.11          $.15
                                                 ====          ====

See Notes to Financial Statements

                               RMX REIT, INC.
                          STATEMENTS OF CASH FLOWS
                  For the Quarters Ended March 31, 2001 and 2000

                                                        2001        2000
                                                        ----        ----
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            $ 15,755    $ 7,479
Adjustments to reconcile net income to net cash
 flows from operations
  Amortization                                           1,020          -
  (Increase) decrease in accrued interest
    receivable                                           1,469     (7,479)
                                                      ---------    -------
     Net cash flows from operating activities           18,244          -

Cash Flows from Investing Activities
    Purchase of notes receivable, related parties     (187,000)         -
    Reduction in notes receivable                       39,500          -
                                                      ---------    -------
      Net cash flows used in investing activities     (147,500)         -

Cash Flows From Financing Activities
   Issuance of common stock                            201,218      31,000
   Change in amount due to CLS                         ( 2,374)     11,000
   Dividends paid to stockholders                      ( 6,524)         -
                                                      ---------    -------
      Net cash flows provided by financing activities  192,320      20,000
                                                      ---------
-------

Net increase in cash                                    63,064
20,000      Cash, beginning of period
5,521           -
---------    -------
Cash, end of period                                   $ 68,585
$20,000
=========    =======




See Notes to Financial Statements

                               RMX REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               March 31,2001



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

RMX REIT, INC. ("RMX") is incorporated under the laws of the State of Washington. RMX plans to operate as a real estate investment trust ("REIT"). As of March 31, 2001, RMX has issued common stock and acquired notes receivable collateralized by real estate.

Cash

Cash consists of a money market savings account. No interest or income taxes have been paid in 2001.

Notes Receivable

Notes receivable are concentrated in the state of Washington. All notes are first mortgage loans secured by single family residential real estate. Based on the interest rates and terms of the notes receivable, fair value approximates the value recorded in these financial statements.

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

Deferred Costs of Raising Capital

As of March 31, 2001, RMX has paid $68,603 in costs associated with raising capital. These costs are being amortized against funds raised from the release of the prospectus. For the quarter ended March 31, 2001, the company amortized $1,020 of these costs.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget Sound Investment Group, Inc. ("PSIG"). A CLS officer is a stockholder of RMX. PSIG is also a stockholder of RMX. CLS and PSIG are active in the real estate industry.

CLS provides facilities and certain office support functions to RMX at a cost sharing allocation. There were no costs allocated to RMX during the quarters ended March 31, 2001 and March 31, 2000. At March 31, 2001, there are four notes due from CLS for a total of $595,300 and one note due from PSIG for $135,000. These bear interest at rates from 10% to 12%. Interest income for the CLS and PSIG notes totaled $15,975 and $7,479 for the quarters ended March 31, 2001 and 2000, respectively, and is included with interest income in these financial statements.

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

Income Taxes

Operating as a REIT, RMX is allowed pass earnings through to shareholders without the earnings being taxed at the REIT level. Income taxes are not assessed at the REIT level provided it complies with various provisions in the Internal Revenue Code.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding in quarters ended March 31, 2001 and 2000, so basic and diluted earnings per share are the same. Basic and diluted earnings per share were $.11 for the quarter ended March 31, 2001 and $.15 for the quarter ended March 31, 2000. The weighted average shares outstanding were 148,176 and 51,349 for the quarters ended March 31, 2001 and 2000, respectively.

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

NOTE 2 - NOTES RECEIVABLE

Principal payments to be received for the years ending March 31st are as follows:

                        2001$267,000
                    2003 154,000
                    2004  20,000
                        2006 309,300
                                          --------
                                          $750,300
                                          ========



Part 1
ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Statement of Forward-Looking Information
This discussion and analysis should be read together with our financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similr expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to, the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in our Form 10-K for the year ended December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Plan of Operation and Liquidity
Stock sales provided the source of funds to invest in loans receivable. At March 31, 2001, the company owned six notes receivable totaling $750,300. The interest rates on these notes range from 10% to 16%.

The interest received on the loans provided the funds necessary to pay the quarterly dividend distributions to shareholders.

Results of Operations and Financial Condition
The year 2001 is the company's second year of operation. The quarter ended March 31, 2001 reflects net income of $15,755. Income was earned from interest received on notes receivable secured by real estate. Income is expected to increase as additional stock sales allow for the purchase of additional notes and real estate.

One of the company's primary objectives is to provide its shareholders with quarterly dividend distributions. The dividends declared for the first quarter of 2001 was $18,540, which represents a 10% rate of return, based on a share price of $5.00, on the shareholder's investment.

Stock sold in the first quarter of 2001 totaled $201,218 or 40,244 shares. Dividends reinvested in stock totaled $10,720 or 2,144 shares. Dividends reinvested amounted to 57.8% of total dividends at March 31, 2001. The company expects that a significant portion of the shareholders will continue to reinvest their dividends.

The annual meeting of the shareholders is scheduled for the second quarter of 2001. It is anticipated that at least one independent board member will be replaced at or shortly bedore the meeting because of the pending resignation of one board member who doesn't have the necessary time to discharge their duties. In addition, the company is making plans to register the stock for sale in Arizona by qualification. The management of the company is expected to remain in place during 2001.

Return on Assets, Equity and Equity to Assets Ratio
The following net returns were realized during the three months ended March 31, 2001 and March 31, 2000.

                                               Three months ended March 31,
                                                  2001             2000
Return on assets
(net income divided by average total assets)      2.01%            2.13%
Return on equity
(net income divided by average equity)            2.03%            2.44%
Equity to assets
(average equity divided by average assets)       98.93%           87.23%

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

The company expects that all of the proceeds from this offering will be absorbed into income producing real property and loans secured by real estate.
In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the company to invest, the Board of Directors has directed the Secretary to delay acceptance of new investor's funds as necessary.

The company projects comparable sales of its stock into the remaining three quarters of 2001.

The company has limited debt and is entirely capitalized through the sale of its stock on the basis of $5.00 per share.

UNCERTAINTIES
Investment in the shares of the Company is subject to certain risks, including, but not limited to, the fact the company has just begun operations and has no operating results. There is no assurance that the company can purchase suitable income producing property to meet the investment guidelines. Market interest rates may rise and fall inconsistent with the company's investment policy and objectives. The result of the company operations will depend on the availability of income producing real property and mortgage backed securities to purchase. There is no assurance that the company will be able to purchase an adequate number of qualified real estate secured loans. The gross income will depend upon the nature, terms and conditions in the rental and financial markets, which is impacted by the fiscal and monetary policies of the United States Government and the Federal Reserve Board, competition, regulation and other factors, none of which can be predicted with any certainty.

Part 2
ITEM 1     LEGAL PROCEEDINGS
The company is not presently involved in any legal proceedings. The company expects to be involved from time to time in eviction and collection actions. Since the company will be involved in renting property and purchasing loans secured by real property, it will, by its very nature, always be involved in activities to enforce collection against tenants who fail to pay the rent and borrowers who fail to make payments when due. Counsel for the company is of the opinion that collection actions against tenants who are in default and against borrowers who have delinquent loan accounts does not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5     OTHER INFORMATION
None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit    Exhibit
Number

27         Financial Data Schedule

The company did not file any reports on Form 8-K in the first quarter of 2001.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX, REIT, INC.
Registrant





/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date




/s/
------------------------------------------------------------
Melvin Johnson, Secretary/TreasurerDate