Form 10QSB
period 2001-06-30
RMX REIT INC
filed 2001-08-15
CIK 1051718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
-----------------------------------------------------------------------

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

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      / /Yes  / /No
                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                 Outstanding as of June 30, 2001
                 ------                -------------------------------
                 Common                            192,872

Transitional Small Business Disclosure Format (Check One):   / /Yes /X/No

                           RMX REIT, INC.
                    Quarterly Report on Form 10-QSB
                 For the period ended June 30, 2001

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements
3
     Item 2:    Management Discussion & Analysis of Financial
                Condition & Results of Operation                        8



PART II

     Item 1:   Legal Proceedings                                       9

     Item 2:   Changes in Securities                                   9

     Item 3:   Defaults Upon Senior Securities                         9

     Item 4:   Submission of Matters to a Vote of Security Holders
9
     Item 5:   Other Information                                       9

     Item 6:   Exhibits & Reports on Form 8-K                          9


                               RMX REIT, INC.
                               BALANCE SHEET
                    June 30, 2001 and December 31, 2000

                                                      June 30,    December 31
                                                        2001         2000
ASSETS
Cash                                                 $   27,302   $   5,521
Accrued interest receivable                               2,473       3,530
Notes receivable related parties                        931,103     543,300
Other notes receivable                                        0      59,500
Deferred costs of raising capital                        67,123      68,603
                                                     ----------   ---------
     Total Assets                                    $1,028,001   $ 680,454
                                                     ==========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Due to CLS                                           $        0   $   2,374
Other current liabilities                                50,000           0
Accrued cash dividends payable to stockholders           11,974       6,524

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 192,872 and 135,584 shares issued
and outstanding in 2001 and 2000, respectively          964,360
677,922
Retained earnings                                         1,667
(6,366)                                                         ----------
---------
     Total Stockholders' Equity                         966,027     671,556
                                                     ----------   ---------
     Total Liabilities & Stockholders' Equity        $1,028,001   $
680,454                                                          ==========
=========



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF OPERATIONS



                         Six Months Ended 6/30      Quarter Ended 6/30
                           2001         2000         2001         2000
                           ----         ----         ----         ----
Interest income          $ 40,027     $ 25,533     $ 23,252     $ 18,054

Operating Expenses
Amortization                1,480            0          460            0
Accounting                      0        3,150            0        3,150
Licenses and permits            0           59            0           59
Postage and delivery            0           18            0           18
                          -------      -------      -------      -------
                            1,480        3,227          460        3,227
                          -------      -------      -------      -------

Net Income               $ 38,547     $ 22,306     $ 22,792     $ 14,827
                         ========     ========     ========     ========


Basic Earnings Per Share     $.23         $.25         $.12         $.12
                             ====         ====         ====
====



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000

                                                         2001        2000
                                                         ----        ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                          $ 38,547    $  22,306
   Adjustments to reconcile net income to net cash
   flow from operations
     Amortization                                         1,480            -
     Other current liabilities                           50,000            -
     Change in accrued interest receivable                1,057      (18,038)
                                                      ---------    ---------
   Net cash flows from operating activities              91,084
4,268
Cash Flows from Investing Activities
   Purchase of notes receivable, related parties       (387,803)    (611,000)
   Reduction of notes receivable                         59,500            -
                                                      ---------    ---------
   Cash Flows Used in Investing Activities             (328,303)    (611,000)

Cash Flows from Financing Activities
   Issuance of common stock                             275,718      637,000
   Payments on amounts due to CLS                        (2,374)     (17,212)
   Costs of raising capital                                   -       (9,730)
   Dividend paid to stockholders                        (14,344)      (3,038)
                                                      ---------    ---------
   Cash Flows Provided by Financing Activities          259,000
607,020                                                          ---------
---------

Net increase in cash                                     21,781          288



Cash, beginning of period                                 5,521
0                                                          ---------
---------
Cash, end of period                                   $  27,302    $
288                                                          =========
=========

See Notes to Financial Statements

                               RMX REIT, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and filed. The operating results for interim periods are unaudited and are not necesarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted averge number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding in quarters ended June 30, 2001 and 2000, so basic and diluted earnings per share are the same.


NOTE 3 - DIVIDENDS

Dividends declared were $.12 per share for the three months ended June 30, 2001 and $.25 per share for the six months ended June 30, 2001. Total dividends declared were $23,024 for the three months ended June 30, 2001 of which $11,050 were reinvested. Total dividends declared were $41,565 for the six months ended June 30, 2001 of which $21,770 were reinvested. Dividends declared June 30, 2001 were paid July 31, 2001.

Part 1

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
Statement of Forward-Looking Information

This discussion and analysis should be read together with our financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to, the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in our Form 10-K for the year ended
December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

Stock sales provided the source of funds to invest in loans receivable. The company has more than 100 shareholders. At June 30, 2001, the company owned ten notes receivable totaling $931,103. The interest rates on these notes range from 10% to 14%.

The interest received on the loans provided the funds necessary to pay the quarterly dividend distribution to shareholders.

Results of Operations and Financial Conditions

Results from Operations in 2001 YTD. In the year 2001 through June 30, 2001, the company has raised an additional $275,718 in capital from the sales of stock. As of August 6, 2001, the company has raised $1,479,410 from the sale of stock, including reinvested dividends. The funds were invested in interest earning assets. During the year 2001, the company generated revenues, primarily from interest income, in the amount of $40,027 and had only $1,480 in general and administrative expense, producing net income of $38,547, which was distributed to shareholders. The unaudited earnings per share were $.23 in the first six months of 2001, representing a 9.2% annual yield to the shareholders. Based on the present portfolio, management projects that the earnings per share will be $.50, representing a 10% annual yield to the shareholders in 2001.

The year 2001 is only the company's second year of operation. The quarter ended June 30, 2001 reflects a net income of $22,792. Income was earned from interest received on notes receivable secured by real estate. Income is expected to increase as additional stock sales allow for the purchase of additional notes and real estate.

One of the company's primary objectives is to provide its shareholders with quarterly dividend distributions. The dividends declared for the second quarter of 2001 were $23,024, which represents a 10% rate of return, based on a share price of $5.00, on the shareholder's investment. This does not reflect the dilution effect of organization costs, which will lower the rate of return slightly. However, as real estate values appreciate, management believes that the value of the shareholders stock will also increase, which will not be reflected in the rate of return calculations. Shareholders are not taxed on the appreciation of real estate assets until the property is sold and the gains passed through to the shareholders at year end or when shareholders sell their stock at a gain.

Stock sold in the second quarter of 2001 totaled $70,500 or 15,900 shares. Divi dends reinvested in stock totaled $11,050 or 2,210 shares. Dividends reinvested amounted to 48% of the total dividends at June 30, 2001. The company expects that a significant portion of the shareholders will continue to reinvest their dividends.

An annual meeting of the shareholders is now scheduled for the third quarter of 2001. Two independent board members have asked to be replaced due to their personal obligations. They have represented to the Board that they have insufficient time to properly discharge their duties. Richard C. Roark and David Sheehan have replaced Sue Cooper and Joe Zimmer. Management expects that the shareholders, at the upcoming annual meeting, will ratify their interim appointment. Both new Board members have extensive experience that will be invaluable to the Company as it continues its rapid growth. Their background is set forth below. In addition, the company is making plans to register the stock for sale in other states by qualification. The management of the company is expected to remain in place during 2001.

Richard C. Roark is an outside director. He is a 1967 graduate of Eastern Washington University with a Bachelor of Science Degree in Sociology and Social Work. Mr. Roark has an aggregate of 31 years in all aspects of the insurance business including sales in business development, analysis, account management, claims negotiation and payment for life, auto, casualty and property accounts. Mr. Roark spent 20 years in the field of securities and life insurance sales and held a series 7 license until 1994. In 1992, Mr. Roark acquired his own insurance agency in Spokane, Washington, where he currently resides with his family.

David Sheehan is an outside director. He retired as a self employed rancher after 40 years. He was the superintendent for NW Bldg Systems from 1972 to 1986. He has bought and sold real estate and mortgage backed securities for over 10 years and was a licensed real estate agent from 1973 to 1995. Mr. Sheehan has resided in the Seattle/Lynnwood area since 1943. He is married and has four grown children.

Return on Assets, Equity and Equity to Assets Ratio
The following net returns were realized during the six months ended June 30, 2001 and June 30, 2000.

                                                  Six months ended June 30,
                                                  2001              2000
Return on assets                                  4.5%              6.0%
(net income divided by average total assets)
Return on equity                                  4.7%              6.8%
(net income divided by average equity)
Equity to assets                                 95.9%             89.0%
(average equity divided by average assets)

Plan of Operations Throughout the Year

Plan for the Future. The company is committed to offer its stock for sale to the public for the foreseeable future. The company expects to fully invest all available funds through the purchase of mortgage paper securities in the short term. In the long term, the Company intends to purchase real estate in the I-90, I-405 and I-5 corridors. The real estate values in those areas have appreciated at the rate of 6% annually from 1984 to 2000. The annual appreciation of real property owned by the company is expected to provide the basis for the increase in the value of the investor's stock over the long term. The Company expects to be able to acquire similar assets in the future. The Company plans to leverage the financing of real property when necessary. In the future, the Company will analyze the consumer need for loans consistent with the Company's investment policies. At present and for the foreseeable future, the economy in the Pacific Northwest continues to expand. Real estate values are increasing and therefore, the value of real estate security remains strong. The Company forecasts a stable demand for services for the foreseeable future, evidenced by daily loan inquiries to CLS.

The Company expects that all of the proceeds from this offering will be immediately absorbed into property and loans that have been originated by CLS. In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the Company to purchase loans from CLS, the Board of Directors has directed the Secretary to delay acceptance of new investor's funds as necessary, in order to limit the negaive impact on the earnings of the Company.

Projections for Stock Sales in 2001 and 2002. The Company projects that investors will purchase, on average, four hundred thousand dollars ($400,000) monthly in the 2nd half of the year 2001 and thereafter, and then continuing until the offering is sold out. The Company intends to initiate future offerings on a two-year cycle. The Company is presently renewing its registation by coordination in Washington and expects to register by coordination in other states.

The Company has limited debt and is entirely capitalized through the sale of its stock on the basis of $5.00 per share.

Uncertainties

Investment in the shares of the Company is subject to certian risks, including, but not limited to, the fact the company has just begun operations and has only limited operating results. There is no assurance that the company can purchase suitable income producing property to meet the investment guidelines. Market interest rates may rise and fall inconsistent with the company's investment policy and objectives. The result of the company operations will depend on the availablity of income producing real property and mortgage backed securities to purchase. There is no assurance that the company will be able to purchase an adequate number of qualified real estate secured loans. The gross income will depend upon the nature, term and conditions in the rental and financial markets, which is impacted by the fiscal and monetary policies of the United States Government and the Federal Reserve Board, competition, regulation and other factors, none of which can be predicted with any certainty.

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

ITEM 2     CHANGES IN SECURITIES
  None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
  None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

ITEM 5     OTHER INFORMATION
 None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
  The company did not file any reports on Form 8-K in the second quarter
of     2001.

  Exhibit    Exhibit
  Number

  27         Financial Data Schedule

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX, REIT, INC.
Registrant





/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date