Form 10QSB
period 2001-09-30
RMX REIT INC
filed 2001-11-15
CIK 1051718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
-----------------------------------------------------------------------

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                 Outstanding as of November 14, 2001
                 ------                -------------------------------
                 Common                            306,521

Transitional Small Business Disclosure Format (Check One):   / /Yes /X/No

                           RMX REIT, INC.
                    Quarterly Report on Form 10-QSB
                 For the period ended September 30, 2001

                        TABLE OF CONTENTS
                                                                    PAGE

PART I

     Item 1:    Financial Statements                                   3
     Item 2:    Management Discussion & Analysis of Financial
                Condition & Results of Operation                       7



PART II

     Item 1:   Legal Proceedings                                      10

     Item 2:   Changes in Securities                                  10

     Item 3:   Defaults Upon Senior Securities                        10

     Item 4:   Submission of Matters to a Vote of Security Holders    10

     Item 5:   Other Information                                      10

     Item 6:   Exhibits & Reports on Form 8-K                         10

                               RMX REIT, INC.
                               BALANCE SHEET
                    September 30, 2001 and December 31, 2000

                                                   September 30, December 31,
                                                       2001         2000
                                                    (Unaudited)
ASSETS

Cash                                                 $    2,942   $   5,521
Accrued interest receivable                               5,325       3,530
Notes receivable related parties                        931,979     543,300
Other notes receivable                                        0      59,500
Real Estate Owned                                     1,100,000           0
Deferred costs of raising capital                        66,892      68,603
                                                     ----------   ---------
     Total Assets                                    $2,107,138   $ 680,454
                                                     ==========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Due to CLS Financial Services, Inc.                           0       2,374
Dividends payable                                        19,411       6,524
Note payable                                            585,049           0
                                                     ----------   ---------
                                                        604,460       8,898

STOCKHOLDERS' EQUITY
Common Stock, $5 par value, 2,400,000 shares
authorized, 301,577 and 135,584 shares issued
and outstanding in 2001 and 2000, respectively        1,507,884     677,922
Retained earnings                                        (5,206)     (6,366)
                                                     ----------   ---------
     Total Stockholders' Equity                       1,502,678     671,556
                                                     ----------   ---------
     Total Liabilities & Stockholders' Equity        $2,107,138   $ 680,454
                                                     ==========   =========



See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF OPERATIONS



                        Nine Months Ended 9/30      Quarter Ended 9/30
                           2001         2000         2001         2000
                       (Unaudited)               (Unaudited)
                           ----         ----         ----         ----
Interest income          $ 68,435     $ 37,171     $ 28,408     $ 11,638
Rental income           8,079         0           8,079            0
                          -------      -------      -------      -------
                       76,514     37,171          36,487       11,638

Operating Expenses
Amortization                1,711            0          231            0
Accounting                      0        4,010            0          860
Other                           0          (23)           0         (100)
                          -------      -------      -------      -------
                            1,711        3,987          231          760
                          -------      -------      -------      -------

Net Income               $ 74,803     $ 33,184     $ 36,256     $ 10,878
                         ========     ========     ========     ========


Basic Earnings Per Share    $.45         $.32         $.14         $.08
                            =====        ====         ====         ====




See Notes to Financial Statements

                               RMX REIT, INC.
                           STATEMENT OF CASH FLOWS
                   Nine Months Ended September 30, 2001 and 2000


2001 2000
                                                     (Unaudited)
                                                         ----        ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                          $ 74,803    $  33,184
   Adjustments to reconcile net income to net cash
   flow from operations
     Amortization                                         1,711            -
     Other current liabilities                                -            -
     Change in accrued interest receivable               (1,795)      (1,046)
                                                      ---------    ---------
   Net cash flows from operating activities              74,719       32,138

Cash Flows from Investing Activities
   Change in notes receivable, related parties         (388,679)    (543,300)
   Change in other notes receivable                      59,500
   Purchase of real estate                        (1,100,000)
                                                      ---------    ---------
   Cash Flows Used in Investing Activities           (1,429,179)    (543,300)

Cash Flows from Financing Activities
   Issuance of common stock                             795,525      641,853
   Borrowings on note payable                       585,049         -
   Payments on amounts due to CLS                        (2,374)     (46,849)
   Costs of raising capital                                   -      (19,380)
   Dividend paid to stockholders                        (26,319)      (9,471)
                                                      ---------    ---------
   Cash Flows Provided by Financing Activities        1,351,881      566,153
                                                      ---------    ---------


Net increase (decrease) in cash                          (2,579)      54,991

Cash, beginning of period                                 5,521            0
                                                       ---------    ---------
Cash, end of period                                   $   2,942    $  54,991
                                                =========    =========

See Notes to Financial Statements

                               RMX REIT, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and filed. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments)which are necessary for a fair presentation of operating results.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding in quarters ended September 30, 2001 and 2000, so basic and diluted earnings per share are the same.

NOTE 3 - DIVIDENDS

Dividends declared were $.13 per share for the three months ended September 30, 2001 and $.45 per share for the nine months ended September 30, 2001. Total dividends declared were $32,079 for the three months ended September 30, 2001 of which $12,667 were reinvested. Total dividends declared were $73,643 for the nine months ended September 30, 2001 of which $34,437 were reinvested. Dividends declared September 30, 2001 were paid October 31, 2001.

Part 1

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Subsequent Event - Change in Management and Board of Directors

On October 19, 2001, the Chairman of the Board of Directors, Mr. Gerald Vanhook and the Chairman of the Independent Directors, Mr. Sheehan, met in emergency session. The purpose of the meeting was to suspend the Secretary and Board Director, Mr. Melvin L. Johnson for misfeasance and malfeasance in office, and for improper conduct. At that meeting, based on the facts available to the Board, they unanimously resolved to suspend Mr. Johnson as a Director, officer and salesperson, pending an investigation and to withdraw his name from the Board of Directors proxy statement and reschedule the Annual Meeting, and to remove Dr. Benjamin, who is Mr. Johnson's brother-in-law from the Board of Directors. Subsequently, the Board accepted Mr. Roark's resignation. The annual meeting was rescheduled for November 29, 2001, and the Board resolved to reconstitute itself under the authority of the bylaws and to submit the following members in the form of a proxy to the shareholders for vote.

Reconstituted Board of Directors and Rescheduled Annual Meeting to be held on November 29, 2001.


Name and Age of Director or
    Executive Officer       Position with Company   Principal Occupation
___________________________ _____________________   ____________________
Gerald C. Vanhook           President and Chief     President of CLS Financial
Age:  53                    Executive Officer       Services, Inc.*

Diane Blackburn             Controller and          Accounting Manager, CLS
Age:  47                    Accounting Manager      Financial Services, Inc.*

David Sheehan               Independent Director    Retired
Age:  82

Bill Morris                 Independent Director    Investor
Age:  78

Randy A. Rowe               Independent Director    Private Business Owner
Age:  30

* CLS Financial Services, Inc. is a related corporation that manages RMX

Biographical Information Concerning Directors and Executive Officers.

Gerald C. Vanhook is the President and Chief Executive Officer of the Company. He is also the President of CLS Financial Services, Inc. He is and has been President of CLS Financial Services, Inc. since its inception in 1990. Prior to that Mr. Vanhook worked for CLS Mortgage, Inc., in Spokane from February, 1984 until November, 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies Mortgage Banks, and Credit Unions since 1969.

Diane Blackburn is a Controller and an Accounting Manager for the Company.
Ms. Blackburn is responsible for the day-to-day operations of the accounting department, including financial reporting, tax returns, investor reports, SEC filings and supervision of the accounting staff of CLS Financial Services.
Her professional memberships include the Institute of Management Accountants, the Washington Society of CPA's, the American Institute of CPA's and the American Collectors Association. She has over 15 years of experience managing corporate business functions, which include positions that range from Director of Operations to corporate Controller. Through the years, she has gained a broad scope of experience in all facets of advanced accountancy and financial systems and staff management. She holds a Master of Accountancy degree from the University of Oklahoma, a B.S. in Accounting degree from Kansas State University and has been a CPA in the State of Washington since 1990.

David Sheehan is an Outside Director. He retired as a self-employed rancher after 40 years. He was the superintendent for NW Building Systems from 1972 to 1986. He has bought and sold real estate and mortgage backed securities for over 10 years and was a licensed real estate agent from 1973 to 1995. Mr. Sheehan has resided in the Seattle/Lynnwood area since 1943. He is married and has four adult children.

William D. Morris is an Outside Director. He was born in Ripley, Tennessee and has a B.A. degree in Business Administration from Murray State University in Murray, Kentucky. He has worked in the furniture business as a Northwest Sales Representative for seven Western states. Mr. Morris owned a furniture store for eight years, has over 50 years of real estate experience, mortgage investment and investment experience in commercial, residential and development areas. He has been a licensed real estate agent in Washington for 25 years and is a World War II veteran. Mr. Morris has been married for 59 years and has three children along with seven grandchildren and has been a resident of Washington State since 1958.

Randy A. Rowe is an Outside Director. He graduated in 1996 from the University of Washington and holds a B.A. in International Relations. He worked for Ikon Business Solutions from 1996 to 1997 and was their Account Sales Manager in charge of new business and account relations. Mr. Rowe worked in 1997 at Lucent Technologies and in 1999 with Intermedia Communications as a Regional Account Sales Manager responsible for several major business accounts in the Seattle area. During his time at Intermedia Communications he obtained a Cisco Systems Engineering Certification. Mr. Rowe has been a private business owner in Spokane, Washington since 2001. Mr. Rowe has been married for seven years. He and his wife Stephanie Rowe have a 6 month old and 7 year old child. He has been an investor in RMX since its inception and an investor with CLS since 1997.

Subsequent Board of Directors Meeting.

On November 2, 2001, the reconstituted Board of Directors met and reviewed the annual meeting requirements and based on the overwhelming evidence available to them unanimously resolved to terminate Mr. Melvin L. Johnson as a Director, as an Officer and as a Salesperson. The Board further directed the Chairman to take the necessary action to submit a U5 Termination statement to the State of Washington Department of Financial Institutions Securities Division.

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

Stock sales provided the source of funds to invest in loans receivable and real estate. At September 30, 2001, the company owned fifteen notes receivable totaling $931,979. The interest rates on these notes range from 10% to 14%. The company purchased two eight-unit apartment buildings in September, 2001.

The interest received on the loans and rents received on the apartments provided the funds necessary to pay the quarterly dividend distribution to shareholders.

Results of Operations and Financial Conditions

Results from Operations in 2001 YTD. In the year 2001 through September 30, 2001, the company has raised an additional $829,962 in capital from the sales of stock. As of September 30, 2001, the company has raised $1,507,884 from the sale of stock, including reinvested dividends. The funds were invested in real estate and notes receivable secured by real estate. During the year 2001, the company generated revenues, primarily from interest and rental income, in the amount of $76,514 with $1,711 in general and administrative expense, producing net income of $74,803. The unaudited earnings per share were $.45 in the first three quarters of 2001, representing a 9% yield to the shareholders for the nine months. Based on the present portfolio, management projects that the earnings per share will be $.50, representing a 10% annual yield to the shareholders in 2002.

The year 2001 is only the company's second year of operation. The quarter ended September 30, 2001 reflects a net income of $36,256. Income was earned from interest received on notes receivable secured by real estate and rental income earned from real estate owned. Income is expected to increase as additional stock sales allow for the purchase of additional notes and real estate.

One of the company's primary objectives is to provide its shareholders with quarterly dividend distributions. The dividends declared for the third quarter of 2001 were $32,079, which, when annualized, represents a 10% rate of return, based on a share price of $5.00, on the shareholder's investment. Historically, real estate values have appreciated, and management believes that the value of the shareholders stock will also increase, which will not be reflected in the rate of return calculations. Shareholders are not taxed on the appreciation of real estate assets until the property is sold and the gains passed through to the shareholders as a dividend or when shareholders sell their stock assuming a gain.

Stock sold in the third quarter of 2001 totaled $530,857 or 106,171 shares. Dividends reinvested in stock totaled $12,667 or 2,533 shares. Dividends reinvested amounted to 39% of the total dividends at September 30, 2001. The company expects that a significant portion of the shareholders will continue to reinvest their dividends.

Return on Assets, Equity and Equity to Assets Ratio

The following net returns were realized during the nine months ended September 30, 2001 and September 30, 2000.

                                               Nine months ended September 30,
                                                  2001              2000
Return on assets                                  5.4%              9.3%
(net income divided by average total assets)
Return on equity                                  6.9%             10.0%
(net income divided by average equity)
Equity to assets                                 78.0%             92.8%
(average equity divided by average assets)

Plan of Operations Throughout the Year

Plan for the Future. The company is committed to offer its stock for sale to the public for the foreseeable future. The company expects to fully invest all available funds through the purchase of mortgage paper securities in the short term. In the long term, the Company intends to purchase real estate in the I-90, I-405 and I-5 corridors. The real estate values in those areas have appreciated at the rate of 6% annually from 1984 to 2000. The annual appreciation of real property owned by the company is expected to provide the basis for the increase in the value of the investor's stock over the long term. The Company expects to be able to acquire similar assets in the future. The Company plans to leverage the financing of real property when necessary. In the future, the Company will analyze the consumer need for loans consistent with the Company's investment policies. Historically, real estate values have been increasing, and therefore, the value of real estate security remains strong. The Company forecasts a stable demand for services for the foreseeable future, evidenced by daily loan inquiries to CLS.

The Company expects that all of the proceeds from the sale of the current offering will be immediately absorbed into property and loans that have been originated by CLS. In the unlikely event the amount received from investors as a result of this offering exceeds the ability of the Company to purchase loans from CLS, the Board of Directors has directed the Secretary to delay acceptance of new investor's funds as necessary, in order to limit the negative impact on the earnings of the Company.

Projections for Stock Sales in 2001 and 2002. The Company projects that stock sales will continue at the current pace for the remainder of 2001 and the first quarter of 2002. The Company is presently renewing its registration by coordination in Washington and expects to register by coordination in other states.

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

Part 2
Item 1 LEGAL PROCEEDINGS

Subsequent Event. Mr. Melvin L. Johnson has initiated a lawsuit in King County Washington, Cause Number 01-2-31145-OSEA, against the Company, CLS Financial Services, Puget Sound Investment Group (a related company) and various other individuals including the Director, the Chairman and counsel. Counsel to the company is expected to initiate the necessary action to initiate counter claims against Mr. Johnson and to defend the lawsuit. It is premature to estimate the effect of the suit or analyze any claim. The Chairman believes that the lawsuit lacks merit and that it will not substantially affect the company.

The company is not presently involved in any other legal proceedings. The company expects to be involved from time to time in eviction and collection actions. Since the company will be involved in renting property and purchasing loans secured by real property, it will, by its very nature, always be involved in activities to enforce collection against tenants who fail to pay the rent and borrowers who fail to make payments when due.

ITEM 2     CHANGES IN SECURITIES
  None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
  None
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

ITEM 5     OTHER INFORMATION
 None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
  The company did not file any reports on Form 8-K in the third quarter of 2001.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX, REIT, INC.
Registrant





/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date