Form 10KSB
period 2001-12-31
RMX REIT INC
filed 2002-03-28
CIK 1051718

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
-----------------------------------------------------------------------
                                       or

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


(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)
 4720 200th St SW, Suite 200, Lynnwood, WA 98036
------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)
         (425) 744-0386
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)
------------------------------------------------------------------------------
Securities registered under Section 12(b) of the Exchange ACT:
       Title of each class         Name of each exchange on which registered
          Common                                 N/A
---------------------------        -----------------------------------------

---------------------------        -----------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
                                   N/A
                 ----------------------------------------
                              (Title of class)


----------------------------------------
                              (Title of class)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                /X/Yes  / /No

      Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     The issuer's revenues for its most recent fiscal year were $130,615. The aggregate market value of the voting stock held by non-affiliates at March 12, 2002, based on an assumed value of $5.00 per share, was $1,378,443.


                        (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. / / Yes   / / No

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      State the number of shares outstanding of each of the issuer's class of
common equity, as of the latest practicable date    316,723 March 12,2002

                    DOCUMENTS INCORPORATED BY REFERENCE
      On December 1 of 2001 the company filed an amended prospectus for the fiscal year ended December 31, 2001. Which is incorporated in Part III, with regards to the change in officers and directors of the board of RMX.

     Transitional Small Business Disclosure Format (check one): / /Yes /X/No

                           RMX REIT, INC.
       ANNUAL REPORT OF FORM 10-KSB FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2001

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               5

     Item 3:    Legal Proceedings                                     6

     Item 4:    Submission of Matters to Security Holders             6

PART II
     Item 5:   Market for Common Equity & Related Stockholders        6
               Matters

     Item 6:   Management Discussion & Analysis                       7

     Item 7:   Financial Statements                                   9

     Item 8:   Changes in & Disagreements with Accountants on
               Accounting & Financial Disclosure                     19

PART III
     Item 9:   Directors & Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               Of the Exchange Act                                   19

     Item 10:  Executive Compensation                                21

     Item 11:  Security Ownership of Certain Beneficial Owners and
               Management                                            21

     Item 12:  Certain Relationships and Related Transactions        22

     Item 13:  Exhibits and Reports on 8-K                           24


                                PART I

ITEM 1     DESCRIPTION OF BUSINESS

Statement of Forward-Looking Information
This discussion and analysis should be read together with our financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe", "expect", "intend", "anticipate", and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in Form 10-K for the year ended December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Business Development and Description
RMX REIT, Inc., is a Washington State Corporation (referred to as the "company") incorporated June 19, 1997. The company had not issued any stock prior to December 31, 1999. Subsequent to December 31, 1999, the minimum offering was sold in the first quarter of 2000. As of December 31, 2001, 310,256 shares of common stock had been issued at $5.00 per share for a capital contribution of $1,551,284.

The company intends to acquire, manage, improve, maintain, develop, hold and dispose of income producing real property and to acquire, manage and dispose of mortgage-collateralized financial instruments with the objective of earning current income, obtaining capital appreciation and capital preservation on real property assets. As of December 31, 2001, the company has acquired $990,862 in notes receivable collateralized by real estate.

The Board of Directors manages the company and establishes investment policies and objectives, most of which have been incorporated into the company bylaws.

Borrowers and Competition
The primary competition in the Pacific Northwest for income producing properties ranges from very large corporations, e.g. Sam Zell's Equity Office Properties and Menlo Park, CA based Speiker Properties, to individuals. There is no shortage of investors who will purchase income producing property. In addition, loans of the type contemplated to be purchased are also available from a large number of Mortgage Companies and investment groups; several finance companies, e.g. Associates Financial Services, Beneficial Financial

Services and Quality Mortgage, ITT Financial Services, Pacific Coast Investments, Olympic Coast, and Preferred Funding, and individual investors who actively purchase interests in what is commonly referred to as Mortgage Paper Securities. The yield expectation of these lenders is similar to the yield expectations of the company. The competition is financially strong, stable and well funded. The company believes it can effectively compete because of its management team, and their experience in the industry.

ITEM 2     DESCRIPTION OF PROPERTY

The company's investment policy is to acquire loans receivable secured by real property, also referred to as mortgage paper securities. The company acquires mortgage paper securities that will yield annual interest between 10% to 14%, in the range of between $25,000 to $250,000, amortized over 15 to 20 years with a balloon payment due in 5 to 7 years, with an loan to value of not more than 70% of appraised value.

The company also plans to acquire a portfolio of income producing property that will yield a net return of between 14% to 18% yield to the investors. The company plans to leverage its capital by borrowing at more favorable rates, thus increasing the net yield to the investors.

The annual appreciation of real property owned by the company is expected to provide one of the bases for the increase in the value of the investor's stock over the long term. In September, RMX bought rental real estate in Washington. The property was recorded at cost which approximates fair value. The property is partially encumbered with a note payable. The note had a principal balance on December 31, 2001 of $581,222. This note matures on May 27, 2008 with a principal balance due of $480,285. The company primarily competes with other residential rental properties in the area. There are no known or predicted property value downward trends. Management expects that property values will continue to increase in the Puget Sound area. Management bases this prediction on industry reports that indicate the value of property in the western Washington area has increased in 2001 and shows no downward trends. It is the opinion of management that the property is adequately covered by insurance. The occupancy rate is 75%. There are no tenants that occupy more then ten percent or more of the rentable square footage. The average effective annual rental per square foot is $9.71. All tenants have a one year lease or less. All leases expire periodically throughout the year. During 2001 25% of the units were vacant on average during the year. The total square area covered by these leases is 2,108. The annual rent represented by such leases is $20,469, or 25% of gross annual rental income. The building is depreciated over a 40 year useful life with no salvage value using the straight line method. The annual realty tax rate is 15.5353 per thousand. The annual realty taxes are $11,185.

At December 31, 2001, 100% of loans acquired are first and second liens on single or multi-family residential properties, as well as development property.

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

ITEM 3     LEGAL PROCEEDINGS
Mr. Melvin L. Johnson has initiated a lawsuit in King County Washington, Cause Number 01-2-31145-OSEA, against the Company, CLS Financial Services, Puget Sound Investment Group and various individuals including the President, the Chairman and counsel. Counsel to the company is expected to initiate the necessary action to initiate counter claims against Mr. Johnson and to defend the lawsuit. It is premature to estimate the effect of the suit or analyze any claim. The President believes that the lawsuit lacks merit and that it will not substantially affect the company.

The company is not presently involved, nor does it expect to be involved, in any other legal proceedings, except eviction and collection action. Since the company will be involved in renting property and purchasing loans secured by real property, it will, by its very nature, always be involved in activities to enforce collection against tenants who fail to pay the rent and borrowers who fail to make payments when due. Counsel for the company is of the opinion that collection actions against tenants who are in default and on delinquent loan accounts does not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held on November 29, 2001. The following persons were elected to serve as directors;

Gerald C. Vanhook - Inside Director
Diane Blackburn - Inside Director
David Sheehan - Outside Director
Bill Morris - Outside Director
Randy A. Rowe - Outside Director

Shares for: 210,123     Shares against: 0    Shares Not Voting: 87,899

Peterson Sullivan was retained to audit the financial statements records of the company for the year ending 2001 and any interim period therin.

Shares for: 210,123     Shares against: 0    Shares Not Voting: 87,899


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

The company can delay the acceptance of new investor's funds as frequently as necessary in the event funds from the sale of securities and to new investors and loan payoffs exceed the ability of the company to invest the funds by purchasing new loans or income producing properties. Also, no individual may own more than 9.8% of the shares outstanding and issued by the company, unless the ownership will not adversely effect the Company REIT IRS reporting status.

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



ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Plan of Operation and Liquidity
Stock sales provided the source of funds to invest in loans receivable. At December 31, 2001, the company owned twelve notes receivable totaling $990,862. The interest rates on these notes range from 10% to 14%.

The interest received on the loans provided the funds necessary to pay the expenses and make quarterly dividend distributions to shareholders.

Results of Operations and Financial Conditions
The year 2001 was the company's second year of operation. Income was earned from interest received on notes receivable secured by real estate and rental income from rental property owned. Income is expected to increase as additional stock sales allow for the purchase of additional notes receivable and real estate.

One of the company's primary objectives is to provide its shareholders with quarterly dividend distributions. The dividend distribution in 2001 was $112,410, which represents a 10% rate of return, based on a share price of $5.00, on the shareholder's investment.

Stock sold in 2001 totaled $824,681 or 164,936 shares. Dividends reinvested in stock totaled $48,681 or 9,736 shares. Dividends reinvested amounted to 43.3% of total dividends in 2001. The company expects that a significant portion of the shareholders will continue to reinvest their dividends.

Return on Assets, Equity, and Equity to Assets Ratio
The following net returns were realized during the year 2001, the second year of operations:


     Return on Assets                                      8.5%
      (Net income divided by average total assets)
     Return on Equity
      (Net income divided by average equity)              10.9%
     Equity to Assets
      (Average equity divided by average total assets)    78.3%

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

The company projects that investors will continue to purchase stock at the current rate of investment.

The company has limited debt and is entirely capitalized through the sale of its stock on the basis of $5.00 per share.

Uncertainties
Investment in the shares of the Company is subject to certain risks, including, but not limited to, the fact the company has just begun operations and has minimal operating results. There is no assurance that the company can purchase suitable income producing property to meet the investment guidelines.
Market interest rates may rise and fall inconsistent with the company's investment policy and objectives. The result of the company operations will depend on the availability of income producing real property and mortgage backed securities to purchase. There is no assurance that the company will be able to purchase an adequate number of qualified real estate and real estate secured loans. The gross income will depend upon the nature, terms and conditions in the rental and financial markets, which is impacted by the fiscal and monetary policies of the United States Government and the Federal Reserve Board, competition, regulation and other factors, none of which can be predicted with any certainty.
ITEM 7     FINANCIAL STATEMENTS

     Index to Financial Statements as of December 31, 2001
                                                             Page

Independent Auditor's Report                                  10

Balance Sheets                                                11

Statements of Operations                                      12

Statements of Stockholders' Equity                            13

Statements of Cash Flows                                      14

Notes to financial statements                                 15
                              (Letterhead)
                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
RMX REIT, Inc
Lynnwood, Washington



We have audited the accompanying balance sheet of RMX REIT, Inc., a Washington Corporation, as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMX REIT, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan PLLC
Seattle, Washington
February 8, 2002
                               RMX REIT, Inc.
                               Balance Sheets
                          December 31, 2001 and 2000

                                            2001               2000
                                           ---------         ---------
Assets
Cash                                      $    6,455         $    5,521
Interest receivable                            4,587              3,530
Notes receivable from related party          990,862            543,300
Other notes receivable                                           59,500
Rental real estate net of accumulated
 depreciation of $7,333 in 2001            1,093,154
 Deferred costs of raising capital
 net of amortization of $2,038 in 2001        66,565         $   68,603
                                          ----------          ---------
                                          $2,161,623         $ 680,454
                                          ==========         ==========

Liabilities and Stockholders' Equity

Dividends payable                         $   24,431         $    6,524
Due to CLS Financial Services, Inc.                               2,374
Deposits                                       2,218
Note Payable                                 581,222
                                          ----------         ----------
Total liabilities                            607,871              8,898

Common Stock, $5 par value 2,400,000
 shares authorized, 310,256 and 135,584
 shares issued and outstanding
in 2001 and 2000,
 respectively                              1,551,284
677,922         Retained earnings (deficit)
2,468             (6,366)
                                          -----------        -----------
                                           1,553,752            671,556
                                          -----------        -----------
                                          $2,161,623          $
680,454                                                   ===========
===========





See Notes to Financial Statements
                               RMX REIT, Inc.
                          Statements of Operations
                 For the Years ended December 31, 2001 and 2000

                                            2001               2000
                                           ---------         ---------
Revenues
     Interest income                       $ 101,103         $ 52,973
     Rental income                            29,512
                                           ---------         ---------
          Total Revenues                     130,615           52,973

General and administrative expenses            9,371            3,986
                                           ---------          --------
Net Income                                 $ 121,244         $
48,987                                                     ==========
==========

Basic and diluted earnings per share       $     .54         $     .45
                                           ==========        ==========






















See Notes to Financial
Statements

                               RMX REIT, Inc.
                       Statements of Stockholders' Equity
                  For the Years Ended December 31, 2001 and 2000

                                 Common Stock                       Total
                              ------------------     Retained
Stockholders'                                 Shares     Amount
Earnings      Equity
                              -------    -------     --------
-----------    Balance, December 31,1999         -      $    -      $
-      $     -

Issuance of common stock      129,079      645,396                   645,396

Net Income                                             48,987         48,987

Dividends reinvested in
  common stock                  6,505       32,526    (32,526)

Cash Dividends paid and
 payable                                              (22,827)       (22,827)
                             ---------   ---------   ---------     ---------

Balance, December 31, 2000    135,584      677,922     (6,366)       671,556

Issuance of common stock      164,936      824,681                   824,681

Net income                                            121,244        121,244

Dividends reinvested in
common stock                    9,736       48,681    (48,681)

Cash dividends paid and
  payable                                             (63,729)
(63,729)                               ---------    ---------
---------       --------

Balance, December 31, 2001   310,256    $1,551,284   $  2,468      $1,553,752
                            =========   ==========   =========     ==========







See Notes to Financial Statements

                               RMX REIT, Inc.
                           Statements of Cash Flows
                  For the Years Ended December 31, 2001 and 2000

                                             2001
2000
                                           --------          ---------
Cash flows from Operating Activities
   Net income                               $ 121,244         $  48,987
   Depreciation                                 7,333
   Amortization                                 2,038
  Adjustments to reconcile net income
    to net cash flows from operations
      Increase in interest receivable         (1,057)            (3,530)
      Deposits                                 2,218
                                           ----------          ---------

  Net cash flows from operating activities   131,776             45,457

Cash Flows from Investing Activities
  Issuance of notes receivable              (388,062)
(602,800)          Purchase of rental real estate            (516,385)
                                          -----------         ----------

  Net cash flows from investing activities  (904,447)          (602,800)

Cash Flows from Financing Activities
  Issuance of common stock                   824,681            645,396
  Change in amount due
to                                                           CLS Financial
Services Inc.               (2,374)           (46,849)
  Increase in deferred costs
    of raising capital                                          (19,380)
  Dividends paid to stockholders             (45,822)           (16,303)
  Payment on long-term debt                   (2,880)
                                          -----------         ----------

  Net cash flows from financing activities   773,605
562,864
                                          -----------
----------
Net increase in cash                             934              5,521
Cash balance, beginning of year                5,521
                                          -----------          ----------
Cash Balance, end of year                 $    6,455          $   5,521
                                          ===========         ===========


See Notes to Financial Statements

                           Notes to Financial Statements



Note 1. Organization and Significant Accounting Policies

Organization

RMX REIT, Inc. ("RMX") is incorporated under the laws of the State of Washington. RMX operates as a real estate investment trust ("REIT"). RMX holds notes receivable collateralized by real estate and invests in real estate to operate and rent.

Related Parties

RMX has common officers with CLS Financial Services, Inc. ("CLS") and Puget Sound Investment Group, Inc. ("PSIG"). A CLS officer and CLS employees are stockholders of RMX. PSIG is also a stockholder of RMX. CLS and PSIG are active in the real estate industry.
CLS provides facilities and certain office support functions to RMX under a cost sharing allocation. At December 31, 2000, CLS had advanced RMX $2,374. The advance from CLS was paid in full in 2001. In addition, CLS has paid certain expenses for RMX including legal fees and accounting fees. CLS does not expect to be repaid for paying these fees. In 2001 and 2000, these fees approximated $50,000 and $49,000 respectively.

Cash

Cash consists of a money market savings account. No interest was paid in 2001 or 2000.

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

Rental Real Estate

RMX carries its rental real estate at depreciated cost unless the asset is determined to be impaired. RMX will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If real estate is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

Property improvements that extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years.

Rental Income is recognized when due. Leases never have terms of more than one year.

In September 2001, RMX purchased rental property from PSIG. RMX paid cash of $516,385 and assumed the note payable of $584,102. At December 31, 2001, the breakdown between land and building is as follows:
                        Land                      $  198,000
                        Building                     902,487

----------
1,100,487
                        Accumulated depreciation      (7,333)

----------
$1,093,154

============

Deferred Costs of Raising Capital

As of December 31, 2001, RMX has paid $68,603 in costs associated with raising capital. These costs are being amortized at a rate associated with new capital being obtained and is expected to be fully amortized over the next five years.

Income Taxes

Operating as a REIT, RMX is allowed to pass earnings through to shareholders without the earnings being taxed at the REIT level. Income taxes are not assessed at the REIT level provided it complies with various provisions in the Internal Revenue Code.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding in 2001 or 2000, so basic and diluted earnings per share are the same.

Dividends

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

New Accounting Pronouncements

New accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Notes 2. Notes Receivable

Notes receivable are due from related parties as follows:

                                  2001               2000

                  CLS          $ 591,502           $602,800
                  PSIG           399,360                 -
                               ----------
---------                                                   $
990,862           $602,800
                               ==========         ==========

All notes are first or second mortgage loans secured by residential real estate located in the State of Washington. Based on the interest rates (10% to 14%) and terms of the notes receivable, fair value approximates the value recorded in these financial statements. Almost all interest income in 2001 and 2000 was received from CLS and PSIG

Principal payments to be received on notes receivable from CLS and PSIG for the years ending December 31 are as follows:

2002                $
13,926
2003
46,261                                                  2004
284,058
2005                        -
                      2006                   570,117
                      Thereafter
76,500
-----------
$
990,862
============
                                       Note 3. Notes Payable

RMX has a note payable to a bank. The note bears interest at 8.96%, requires monthly payments of $5,314 (including interest) and is due in full on May 27, 2008. The note is secured by rental real estate. Based on the terms of the note, fair value approximates the value recorded in these financial statements.

Principal payments for the years ending December 31 are as
follows:
                        2002            $
12,189
2003
13,327
2004
14,571
2005
15,932
2006
17,419                                                      Thereafter
507,784
-----------
$  581,222

===========
Currently, PSIG is paying the interest on this note (and does not expect to be repaid). RMX expects to start paying the interest on this note at some point in the future.

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons are officers of the company and are also members
      of the Board of Directors.
Name                           Age      Title            City/State
------------------------------------------------------------------------------
Gerald C. Vanhook*             53      President        Mill Creek, WA
Diane Blackburn*               47      Secretary        Snohomish, WA
David Sheehan**                82      Director         Lynnwood, WA
Bill Morris**                  78      Director         Port Ludlow, WA
Randy A. Rowe**                30      Director         Spokane, WA

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

Randy A. Rowe is an Outside Director. He graduated in 1996 from the University of Washington and holds a B.A. in International Relations. He worked for Ikon Business Solutions from 1996 to 1997 and was their Account Sales Manager in charge of new business and account relations. Mr. Rowe worked in 1997 at Lucent Technologies and in 1999 with Intermedia Communications as a Regional Account Sales Manager responsible for several major business accounts in the Seattle area. During his time at Intermedia Communications he obtained a Cisco Systems Engineering Certification. Mr. Rowe has been a private business owner in Spokane, Washington since 2001. Mr. Rowe has been married for seven years. He and his wife Stephanie Rowe have a 6 month old and a 7 year old child. He has been an investor in RMX since its inception and an investor with CLS since 1997

Director Responsibilities
The company has incorporated the NASAA Statements of Policy regarding the management of REITs into its bylaws. Board members are referred to as Trustees in the NASAA section regarding REITs. The company and the registration documents on file with the commission interchangeably refer to the Trustees as Board Members. A Board Member must have at least three years of experience in financial markets. The Bylaws require that a majority of the Board consist of independent directors. A director is independent if he is not, directly or indirectly, employed by the company or in any way affiliated with CLS.

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

Involvement in Certain Legal Proceedings
The company, its officers and directors, its advisors and affiliates have not filed a Petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceeding or is subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgment or decree that would limit his or her involvement in any type of business,
securities or banking activity.   No officer or director has been found to
have violated any federal or state securities or commodities law. The Securities Division of the Department of Financial Institutions in and for the State of Washington did issue a Consent Order SDO 99-10 in Case Number 99-02-045 revoking the effectiveness of a permit issued to CLS Financial Services to sell debentures and suspending the Broker Dealer License to CLS and Gerald C. Vanhook's securities salesperson license and conditioning exemptions on March 1, 1999. The Department subsequently reissued all permits to CLS Financial

Services, Inc. and Mr. Vanhook, under permit Q03792. The consent order did not cover this offering. On July 18, 2000, the Securities Division of the Department of Financial Institutions renewed the registration by coordination and issued another permit to sell these securities, permit 70010642 The present registration by coordination registered for $6,000,000 expires on September 17, 2002 and is expected to be renewed for another year.

Mr. Melvin L. Johnson has initiated a lawsuit in King County Washington, Cause Number 01-2-31145-OSEA, against the Company, CLS Financial Services, Puget Sound Investment Group (a related company) and various individuals including the Director, the Chairman and counsel. Counsel to the company is expected to initiate the necessary action to initiate counter claims against Mr. Johnson and to defend the lawsuit. It is premature to estimate the effect of the suit or analyze any claim. The Chairman believes that the lawsuit lacks merit and that it will not substantially affect the company.

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

                       Name & Address             Amount and Nature    Percent
                       Of Beneficial               of Beneficial         Of
Title of Class         Owner                     Ownership          Class
Common Stock     James Dobler                  23,941            7.71%
                 8825 NE 116th Place,
                 Kirkland, WA 98034
Common Stock(1)  Puget Sound Investment Group         44,086*          14.20%
                 4720 200th Street SW, #200
                 Lynnwood, WA 98037
Common Stock     Dan Roseta                           23,935            7.71%
                 9005 NE Juanita Lane
                 Kirkland, WA 98034
Common Stock     Gerald Vanhook & Lorrie Vanhook      32,004*          10.31%
                 4720 200th Street SW, #200
                 Lynnwood, WA 98037

(1) Puget Sound Investment Group ("PSIG") is a Washington corporation owned 50% by Gerald and Lorrie Vanhook and 50% by Melvin and Deidre Johnson.

*Denotes Officers who are also Board Members.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
General
The company officers are also officers with CLS and its affiliates. The company also is co-located with CLS and its affiliates. The company contracts for certain services with CLS to perform administration functions as needed. At December 31, 2001, CLS owed RMX $591,502 for nine notes receivable, PSIG owed RMX $399,360 for three notes receivable. Interest income of $60,353 from CLS and $31,864 from PSIG respectively, from these notes was included in the 2001 financial statements.

Management Relationships
Property managers will be paid a fee from the collected rents on a contract by property basis. PSIG may also be paid such a fee. Property managers are generally paid 4% to 8% of the collected rents, depending on the property.
The company expects to retain the services of several property management companies initially. On loans originated by the company, CLS is paid a loan acquisition fee from the loan proceeds that the borrower is responsible to pay. CLS is also paid a rate split to service the portfolio and collect on delinquent accounts. PSIG is expected to manage some properties and any foreclosure process involving company interests.

Legal Counsel and Other Experts
The legality of the stock issued herein and certain securities and income tax matters have been passed on to Douglas M. O'Coyne, Sr., Attorney at Law. Counsel is paid on an hourly basis.

The financial statements of the company will be audited by the accounting firm of Peterson Sullivan PLLC. The auditors will be paid on an hourly basis.




ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following exhibits are currently on file as part of the initial registration and subsequent post effective amendments. Exhibits previously filed are incorporated by reference as noted.

Exhibit
Number         Exhibit                                    Page
2      Plan of acquisition, reorganization, arrangement, liquidation,
or
       succession*
3      Articles of incorporation, by-laws*
4      Instruments defining the rights of security holders,
including
       indentures*
9      Voting Trust agreement*
10     Material contracts*
11     Statement recomputation of per share earnings*
13     Annual report to security holders, Form 10-Q or quarterly report to
       security holders*
16     Letter change in certifying accountant*
18     Letter change in accounting principles*
21     Subsidiaries of the registrant*
22     Published report regarding matters submitted to vote of
security
       holders*
23     Counsel of experts and counsel*
24     Power of Attorney*
28     Information from reports furnished to state insurance
regulatory
       authorities*
99     Additional exhibits
* Items denoted by an asterisk have either been omitted or are not applicable.

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 2001.
                              SIGNATURES

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



/s/
---------------------------------         ---------------------------
Gerald C. Vanhook, President               Date

/s/
---------------------------------         ---------------------------
Diane Blackburn, Secretary              Date

/s/
---------------------------------         ---------------------------
David Sheehan, Outside Director            Date

/s/
---------------------------------         ---------------------------
Bill Morris, Outside Director              Date

/s/
---------------------------------         ---------------------------
Randy A. Rowe, Outside Director            Date